Form 10QSB
period 2002-02-28
RAYBOR MANAGEMENT INC
filed 2002-07-16
CIK 1108732

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                  May 31, 2002

                                       OR

[ ]                TRANSITION REPORT PURSUANT TO SECTION 13 OR
                  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         For the transition period from
                                       to

                         Commission file number 000-29905

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

Class                                   Outstanding at May 31, 2002

Common Stock, par value $0.0001         5,000,000

PART I -- FINANCIAL INFORMATION

     STEPHEN J. BUSH, C.A.
     Chartered Accountant
     Port Moody B.C.
     Canada

                           ACCOUNTANT'S REVIEW REPORT

The Board of Directors
Raybor Management Inc.
Port Moody B.C.

I have reviewed the accompanying balance sheet of Raybor Management Inc. (a Development Stage Company), as of May 31, 2002, and the related statements of operations, stockholders' equity, and cash flows for the quarterly period ended May 31, 2002. The review was conducted in accordance with Canadian Statements on Standards for accounting standards.and Review Services issued by the Canadian Institute of Chartered Accountants. There are no significant differences from generally accepted accounting principles in the United States and the rules and regulations promulgated by the Securities and Exchange Commission.All information included in these financial statements is the representation of the management of Raybor Management Inc.

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

     /s/ Stephen J. Bush, C.A.
     Chartered Accountant
     Port Moody,B.C.
     July 5, 2002,

                          ITEM 1. FINANCIAL STATEMENTS

                              RAYBOR MANAGEMENT INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  Balance Sheet
                                  May 31, 2002
                                   (Unaudited)
            (With unaudited figures at Feb. 28, 2002 for comparison)

                                     ASSETS

                                                     Feb. 28, 2002  May 31, 2002
                                                     -------------  ------------

Incorporation Costs                                    $      210    $      210
                                                       ----------    ----------

TOTAL ASSETS                                           $      210    $      210
                                                       ----------    ----------

                      LIABILITIES AND STOCKHOLDER'S EQUITY

                                                     Feb. 28, 2002  May 31, 2002
                                                     -------------  ------------

LIABILITIES

   Total liabilities                                   $       --    $       --
                                                       ----------    ----------

STOCKHOLDER'S EQUITY

   Common Stock, $.0001 par value, 100 million
    shares authorized, 5,000,000 issued
    and outstanding                                           210           210
   Deficit accumulated during development stage                --            --
                                                       ----------    ----------

     Total Stockholder's Equity                               210           210
                                                       ----------    ----------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY             $      210    $      210
                                                       ----------    ----------

                 See accompanying notes to financial statements.

                              RAYBOR MANAGEMENT INC
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                  May 31, 2002
                                   (unauditd)

              (With audited figures at Feb. 28,2002 for comparison)

                                                     Feb. 28, 2002  May 31, 2002
                                                     -------------  ------------

Income                                                 $       --    $       --

Expenses

Organization expense                                           --            --

Total expenses                                                 --            --
                                                       ----------    ----------
NET LOSS                                               $       --    $       --
                                                       ----------    ----------

                 See accompanying notes to financial statements.

                              RAYBOR MANAGEMENT INC
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CHANGES IN
                              STOCKHOLDER'S EQUITY
                               Ended May 31, 2002
                                   (unaudited)
              (With audited figures at Feb. 28,2002 for comparison)

                                                         Deficit
                                                        Accumulated
                                            Common     During Devel-
                                            Stock      opment Stage     Total

Common stock issuance                     $      210    $       --    $      210

Net losses: For the period
ended May 31,2002                                 --            --            --

For the period
ended May 31, 2002                                --            --            --

BALANCE AT May 31, 2002                   $      210    $       --    $      210
                                          ----------    ----------    ----------

                              RAYBOR MANAGEMENT INC
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                  May 31, 2002
                                   (unaudited)
              (With audited figures at Feb. 28,2002 for comparison)

CASH FLOWS FROM                                      Feb. 28, 2002  May 31, 2002
                                                     -------------  ------------

OPERATING ACTIVITIES:

Net loss                                               $       --    $       --
Adjustment to reconcile net loss to net
cash used by operating activities:

Net cash used in operating activities                          --            --
                                                       ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES

  Capitalized incorporation costs                              --            --
                                                       ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:

   Proceeds from issuance of common stock                      --            --
                                                       ----------    ----------

 Net cash provided by financing activities                     --            --
                                                       ----------    ----------

INCREASE(DECREASE) IN CASH
AND CASH EQUIVALENTS                                   $       --            --

CASH AND CASH EQUIVALENTS
BEGINNING OF PERIOD                                            --            --
                                                       ----------    ----------

CASH AND CASH EQUIVALENTS
END OF PERIOD                                          $       --    $       --
                                                       ----------    ----------

                 See accompanying notes to financial statements.

                             RAYBOR MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF MAY 31, 2002
                               ------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     A.   Basis of presentation
     --------------------------

     The financial statements have been prepared in accordance with generally accepted accounting principles in Canada and are reported in US dollars, the Company's functional currency. There are no significant differences from generally accepted accounting principles in the United States and the rules and regulations promulgated by the Securities and Exchange Commission. Amounts reported in the statements of operations and deficit and cash flows for the quarterly period ended May 31, 2002.

     B.   Organization and Business Operations
     -----------------------------------------

     Raybor Management, Inc. (a development stage company) ("the Company") was incorporated in Delaware on March 3, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At May 31, 2002, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising.

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

                             RAYBOR MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF MAY 31, 2002
                               ------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
------------------------------------------------------------

     E.   Income Taxes - Cont'd
     --------------------------

     recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the period ended May 31, 2002.

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

                             RAYBOR MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                               AS OF MAY 31, 2002
                               ------------------

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

                                        Dated: July 5, 2002.