Form 10QSB
period 2002-08-31
RAYBOR MANAGEMENT INC
filed 2002-11-01
CIK 1108732

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X]                QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended
                                 August 31, 2002

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

           9175 Mainwaring Rd. Sidney, British Columbia V8L 1J9 Canada
               (Address of principal executive offices (zip code))

                                  250-656-4490
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the last 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class                                   Outstanding at October 15, 2002

Common Stock, par value $0.0001         5,000,000

                          ITEM 1. FINANCIAL STATEMENTS

                              RAYBOR MANAGEMENT INC
                          (A DEVELOPMENT STAGE COMPANY)
                                  Balance Sheet
                                 August 31, 2002
                                   (Unaudited)
            (With unaudited figures at Feb. 28, 2002 for comparison)

                                     ASSETS

                                                     Feb. 28, 2002  Aug 31, 2002
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

                                                     Feb. 28, 2002  Aug 31, 2002
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

                              RAYBOR MANAGEMENT INC
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                                 August 31, 2002
                                   (unauditd)

              (With audited figures at Feb. 28,2002 for comparison)

                                                     Feb. 28, 2002  Aug 31, 2002
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

                              RAYBOR MANAGEMENT INC
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CHANGES IN
                              STOCKHOLDER'S EQUITY
                              Ended August 31, 2002
                                   (unaudited)
              (With audited figures at Feb. 28,2002 for comparison)

                                                         Deficit
                                                        Accumulated
                                            Common     During Devel-
                                            Stock      opment Stage     Total

Common stock issuance                     $      210    $       --    $      210

Net losses: For the period
ended Aug 31, 2002                                --            --            --

For the period
ended Aug 31, 2002                                --            --            --

BALANCE AT Aug 31, 2002                   $      210    $       --    $      210
                                          ----------    ----------    ----------

                              RAYBOR MANAGEMENT INC
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                                 August 31, 2002
                                   (unaudited)
              (With audited figures at Feb. 28,2002 for comparison)

CASH FLOWS FROM                                      Feb. 28, 2002  Aug 31, 2002
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

                             RAYBOR MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2002
                               ------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

1.   SIGNIFICANT ACCOUNTING POLICIES

     A.   Basis of presentation
     --------------------------

     The financial statements have been prepared in accordance with generally accepted accounting principles in Canada and are reported in US dollars, the Company's functional currency. There are no significant differences from generally accepted accounting principles in the United States and the rules and regulations promulgated by the Securities and Exchange Commission. Amounts reported in the statements of operations and deficit and cash flows for the quarterly period ended August 31, 2002.

     B.   Organization and Business Operations
     -----------------------------------------

     Raybor Management, Inc. (a development stage company) ("the Company") was incorporated in Delaware on March 3, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. At August 31, 2002, the Company had not yet commenced any formal business operations, and all activity to date relates to the Company's formation and proposed fund raising.

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

                             RAYBOR MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2002
                               ------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)
------------------------------------------------------------

     E.   Income Taxes - Cont'd
     --------------------------

     recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations for the period ended August 31, 2002.

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

                             RAYBOR MANAGEMENT, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                              AS OF AUGUST 31, 2002
                               ------------------

NOTE 2 - STOCKHOLDER'S EQUITY
-----------------------------

     A.   Common Stock
     -----------------

     The Company is authorized to issue 100,000,000 shares of common stock at $.0001 par value. The Company issued 5,000,000 shares to Rick Plotnikoff, a director of the Company, pursuant to Rule 506 for an aggregate consideration of $210.

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

     The Company has entered into an agreement with Rick Plotnikoff for services in exchange for shares of the Company's common stock. Other than incorporation services there have been no services provided by Rick Plotnikoff through the date of this report. When services are provided, the Company will value the stock at the fair market value of the shares or at the value of the services provided, whichever is more readily determinable.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RAYBOR MANAGEMENT INC


                                        By: /s/ Rick Plotnikoff
                                            --------------------------
                                            Rick Plotnikoff, President

                                        Dated: October 15, 2002.