Form 10QSB
period 2002-11-30
RAYBOR MANAGEMENT INC
filed 2003-05-20
CIK 1108732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

    (Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ___________

Commission file number 000-29905

RAYBOR MANAGEMENT INC.

(Exact name of small business as specified in its charter)

Delaware	98-0220848
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

355 Industrial Circle, White City, Oregon 97503

(Address of principal executive offices (zip code))

541-826-2296

Registrant’s telephone number, including area code)

9175 Mainwaring Rd., Sidney, British Columbia V8L 1J9 Canada

(Former name, former address and former fiscal year, if changed since last report)

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

5,000,000 shares of Common Stock, par value $0.0001 outstanding at April 30, 2003

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

RAYBOR MANAGEMENT INC.

(A DEVELOPMENT STAGE COMPANY)

Balance Sheet

November 30, 2002

(Unaudited)

(With audited figures at Feb. 28, 2002 for comparison)

	November 30, 2002	February 28, 2002
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$290	$—
Organization costs	—	210

Total Current Assets	290	210

Total Assets	$290	$210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total Liabilities	$—	$—

Stockholders’ Equity:
Common stock, $0.0001 par value; 100,00,000 shares authorized, 5,000,000 issued and outstanding	500	500
Additional paid-in-capital	—	(290)
Accumulated deficit	(210)	—

Total Stockholders’ Equity	290	210

Total Liabilities and Stockholders’ Equity	$290	$210

See accompanying notes to financial statements.

RAYBOR MANAGEMENT INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended November 30, 2002 and 2001

(unaudited)

	Three months ended		Nine months ended
	November 30, 2002	November 30, 2001	November 30, 2002	November 30, 2001
Income	$—	$—	$—	$—

Expenses
General and administrative expenses	210	—	210	—

Total expenses	210	—	210	—

Net Loss	$(210)	$—	$(210)	$—

See accompanying notes to financial statements.

RAYBOR MANAGEMENT INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the nine months ended November 30, 2002 and 2001

(unaudited)

	Nine months ended
	November 30, 2002	November 30, 2001
Operating Activities:
Net Loss	$(210)	$—
Changes in operating assets and liabilities:
Organizational cost	210	—
	—	—
Net cash used in operating activities	—	—
Cash Flows From Investing activities:	—	—
Net cash provided by investing activities	—	—
Financing activities:
Capital contribution	290	—
Net cash provided by financing activities	290	—
Increase (Decrease) in cash and cash equivalents	290	—
Cash and cash equivalents, beginning of period	—	—

Cash and cash equivalents, end of period	$290	$—

See accompanying notes to financial statements.

1.	Summary of Significant Accounting Policies

Organization and Business Operations

Raybor Management, Inc. (a development stage company) (“the Company”) was incorporated in Delaware on March 3, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. The Company has been in the developmental stage since inception and has no operations to date other than issuing shares to its original shareholder.

The Company’s purpose is to seek, investigate and, if such investigation warrants, acquire an interest in a business entity which desires to seek the perceived advantages of a Inc. which has a class of securities registered under the Exchange Act. The Company will not restrict its search to any specific business, industry or geographical location and it may participate in a business venture of virtually any kind or nature. Management anticipates that it will be able to participate in only one potential business venture because the Company has nominal assets and limited financial resources.

The Company’s activities to date have focused primarily on incorporation activities and the identification of potential operating opportunities or acquisitions targets. Since the Company has not yet commenced any principal operations and has not yet earned significant revenues, the Company is considered to be a blank- check company.

The Company’s ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

Basis of presentation

These unaudited consolidated financial statements represent the financial activity of the Company, a public “blank-check” company. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to financial statements and footnotes thereto for the fiscal quarter ended November 30, 2002, included herein. The Company’s fiscal year ends on February 28th of each year.

Loss per share

The Company discloses “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share are similar to basic earnings (loss) per share except that the weighted average number of common shares outstanding is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock options or warrants, and the conversion of preferred stock.

1.	Summary of Significant Accounting Policies (continued)

For the three and nine month period ended November 30, 2002 and 2001, there is no difference between basic and diluted loss per common share.

The weighted average basic and diluted shares outstanding for the three and nine month period ending November 30, 2002 are 5,000,000 shares and the loss per share is $0.00.

Disclosure about Segments of an Enterprise and Related Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” issued by the FASB in 1997. This statement requires public enterprises to report financial and descriptive information about its reportable operating segments, and establishes standards for related disclosures about products and services, geographic areas, and major customers. For the three and nine month period ended November 30, 2002 and 2001, Raybor has no reportable operating segment.

Comprehensive Income (Loss)

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130). This pronouncement established standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities; foreign currency translation adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS 130 and therefore, for the three and nine month period ended November 30, 2002 and 2001.

Accounting Statements

In June 2001, the Financial Accounting Standards Board finalized Statements of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS 141 requires the use of the purchase method of accounting and prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001. SFAS 141 also requires that the Company recognize acquired intangible assets apart from goodwill if the acquired intangible assets meet certain criteria. In the event the Company acquires an operating company, which results in a change in control of the Company, the acquisition will be accounted for as a recapitalization of the operating company, whereby, the assets and liabilities of the Company will be recorded at fair value, with no goodwill being attributable to the Company, since the Company has no trade or business and has no intangible assets. The assets and liabilities of the operating company, which subsequently maintains control of the Company, will be recorded at their historical bases. SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead test goodwill for impairment at least annually. In addition, SFAS 142 requires that the Company identify reporting units for the purposes of assessing potential future impairments of goodwill, reassess the useful life.

1.	Summary of Significant Accounting Policies (continued)

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of November 30, 2002, the entire cash balance consists of petty cash.

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations from the date of inception, March 3, 2000 and ending November 30, 2002.

New Accounting Pronouncements

In December 2002, the FASB issued SFAS No.148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement amends SFAS No.123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Pursuant to SFAS No.123, the Company would expense the fair market value of stock options newly granted to employees beginning in March 2003. As of February 28, 2003, the Company has no stock options or warrants outstanding.

2.	Related Party Transactions

The legal and accounting fees are paid by IC Marketing, Inc., which is wholly owned by one of the shareholders of the Company. Delaware Franchise Taxes were paid directly by the shareholders.

3.	Property and Equipment

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of management at no cost to the Company. Management has agreed to continue this arrangement until the Company completes a business combination.

4.	Subsequent Events

It is presently intended that the Company will acquire all of the issued and outstanding shares of capital stock of four privately-held corporations in exchange for the issuance of shares of the Company’s common stock. These corporations are IC Marketing, Inc., a Nevada corporation controlled by Mr. Simpson, a shareholder, American Consumer Publishing Association, Inc., an Oregon corporation (“ACPA”) also controlled by Mr. Simpson, Freedom Financial, Inc., an Oregon corporation (“FF”) wholly-owned by Mr. Hoyal, a shareholder, and Back 2 Backs, Inc., an Oregon corporation (“B2B”), all of the outstanding shares of which are held by five shareholders, including Mr. Simpson and Mr. Hoyal. ICM and ACPA are in the magazine subscription business. FF is in the business of providing account receivable and equipment lease financing and other financial advisory services to third parties. B2B is in the business of operating medical clinics for the treatment of lower back disorders through a new technology called spinal decompression.

It is presently anticipated that the Company will issue additional shares of its common stock to the current shareholders of ICM, ACPA, FF and B2B in exchange for all of the outstanding shares of capital stock of such entities. As a result, such entities will become wholly-owned subsidiaries of the Company.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

The Company was formed in March 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. It has had no operations to date other than issuing 5,000,000 shares of its common stock to its original stockholder and has only nominal assets.

On November 19, 2002, the then sole stockholder of the Company, Rick Plotnikoff, transferred an aggregate of 4,490,000 shares of the Company’s issued and outstanding common stock to Dennis L. Simpson and Jeffrey D. Hoyal for an aggregate purchase price of $175,000. Messrs. Simpson and Hoyal each purchased 2,495,000 shares. Mr. Plotnikoff retained 10,000 shares of the Company’s issued and outstanding common stock. The shares purchased by Mr. Simpson and Mr. Hoyal represented 99.8% of the Company’s issued and outstanding common stock.

On May 5, 2003, Messrs. Simpson and Hoyal elected Mr. Hoyal, Robert G. Couch, David A. Yost, Alan R. Herson, Stephen A. Pugsley, Sr. and William S. Strickler as directors of the registrant and the newly elected Board of Directors elected Mr. Hoyal as President and Chief Executive Officer, Mr. Couch as Senior Vice President, Chief Marketing Officer, Mr. Yost as Chief Financial Officer and Treasurer and Mr. Herson as Corporate Counsel and Secretary of the registrant.

        It is presently intended that the Company will acquire all of the issued and outstanding shares of capital stock of four corporations in exchange for the issuance of shares of the Company’s common stock. These corporations are IC Marketing, Inc., a Nevada corporation controlled by Mr. Simpson (“ICM”), American Consumer Publishing Association, Inc., an Oregon corporation (“ACPA”) also controlled by Mr. Simpson and in which Messrs. Couch, Yost, Herson, Strickler and Pugsley are minority shareholders, Freedom Financial, Inc., an Oregon corporation (“FF”) wholly-owned by Mr. Hoyal and Back 2 Backs, Inc., an Oregon corporation (“B2B”) all of the outstanding shares of which are held by five shareholders, including Mr. Simpson and Mr. Hoyal. ICM and ACPA are in the magazine subscription business. FF is in the business of providing account receivable and equipment lease financing and other financial advisory services to third parties. B2B is in the business of operating medical clinics for the treatment of lower back disorders through a new technology referred to as spinal decompression.

It is presently anticipated that the Company will issue additional shares of its common stock in a private placement to the current shareholders of ICM, ACPA, FF and B2B in exchange for all of the outstanding shares of capital stock of such entities. As a result, each of such entities will become wholly-owned subsidiaries of the Company. Following this transaction, it is anticipated that Mr. Simpson would own approximately 65% of the issued and outstanding shares of the Company’s common stock, Mr. Hoyal would own approximately 21% of such shares and each of Messrs. Couch, Yost, Herson, Strickler and Pugsley would own approximately 0.6% of such shares. The remaining shares, constituting approximately 11.6% of the Company’s issued and outstanding common stock, would be held by the other shareholders of ICM, ACPA and B2B (eight individuals).

Item 3.	Controls and Procedures.

To date, the Company has had no operations or revenues and has only minimal assets. Consequently, as of May 1, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of May 1, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to May 1, 2003.

PART II—OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

99.1	Certification of President and Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYBOR MANAGEMENT INC.

Date: May 15, 2003	By:	/s/ JEFFREY D. HOYAL
Jeffrey D. Hoyal
President and Chief Executive Officer

Date: May 15, 2003	By:	/s/ DAVID A. YOST
David A. Yost
Chief Financial Officer

CERTIFICATIONS

I, Jeffrey D. Hoyal, President and Chief Executive Officer, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Raybor Management Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and

(c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ JEFFREY D. HOYAL Jeffrey D. Hoyal
Chief Executive Officer

I, David A. Yost, Chief Financial Officer, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Raybor Management Inc.;

2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect the period covered by this quarterly report;

3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (“Evaluation Date”); and

(c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ DAVID A. YOST
David A. Yost
Chief Financial Officer