Form 10KSB
period 2003-02-28
RAYBOR MANAGEMENT INC
filed 2003-05-22
CIK 1108732

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended—February 28, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-29905

RAYBOR MANAGEMENT INC.

(Name of small business issuer in its charter)

Delaware	98-0220848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

355 Industrial Circle, White City, Oregon	97503
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number:  (541) 826-2296

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

(Title of class)

Check whether the registrant (a) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐     No  ☒

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.    ☐

State issuer’s revenues for its most recent fiscal year. $0

The aggregate market value of the issuer’s common stock held by non-affiliates as of April 30, 2003 (assuming for this purpose that only directors, officers and 10% or more shareholders of registrant are affiliates of registrant), based on the most recent price at which the common stock was sold, was approximately $350.00.

As of April 30, 2003 there were 5,000,000 shares of the issuers common stock, par value $0.0001, outstanding, held by three stockholders.

Transitional Small Business Disclosure Format (check one):  Yes    ☐    No  ☒

PART I

Item 1. Description of Business.

The Company was formed in March 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. It has had no operations to date other than issuing 5,000,000 shares of its common stock to its original stockholder and has only nominal assets.

On November 19, 2002, the then sole stockholder of the Company, Rick Plotnikoff, transferred an aggregate of 4,490,000 shares of the Company’s issued and outstanding common stock to Dennis L. Simpson and Jeffrey D. Hoyal for an aggregate purchase price of $175,000. Messrs. Simpson and Hoyal each purchased 2,495,000 shares. Mr. Plotnikoff retained 10,000 shares of the Company’s issued and outstanding common stock. The shares purchased by Mr. Simpson and Mr. Hoyal represent 99.8% of the Company’s issued and outstanding common stock.

On May 5, 2003, Messrs. Simpson and Hoyal elected Mr. Hoyal, Robert G. Couch, David A. Yost, Alan R. Herson, Stephen A. Pugsley, Sr. and William S. Strickler as directors of the Company and the newly elected Board of Directors elected Mr. Hoyal as President and Chief Executive Officer, Mr. Couch as Senior Vice President, Chief Marketing Officer, Mr. Yost as Chief Financial Officer and Treasurer and Mr. Herson as Corporate Counsel and Secretary of the Company.

It is presently intended that the Company will acquire all of the issued and outstanding shares of capital stock of four corporations in exchange for the issuance of shares of the Company’s common stock. These corporations are IC Marketing, Inc., a Nevada corporation controlled by Mr. Simpson (“ICM”), American Consumer Publishing Association, Inc., an Oregon corporation (“ACPA”) also controlled by Mr. Simpson and in which Messrs. Couch, Yost, Herson, Strickler and Pugsley are minority shareholders, Freedom Financial, Inc., an Oregon corporation (“FF”) wholly-owned by Mr. Hoyal and Back 2 Backs, Inc., an Oregon corporation (“B2B”), all of the outstanding shares of which are held by five shareholders, including Mr. Simpson and Mr. Hoyal. ICM and ACPA are in the magazine subscription business. FF is in the business of providing account receivable and equipment lease financing and other financial advisory services to third parties. B2B is in the business of operating medical clinics for the treatment of lower back disorders through a new technology called spinal decompression.

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

The Company registered its common stock on a Form 10-SB registration statement filed pursuant to the Exchange Act and Rule 12(g) thereof. The Company files with the Securities and Exchange Commission periodic and current reports under Rule 13(a) of the Exchange Act, including quarterly reports on Form 10-QSB and annual reports Form 10-KSB.

Item 2. Description of Property.

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of management at no cost to the Company.

Item 3. Legal Proceedings.

There is no litigation pending or threatened by or against the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

There is no public trading market for the Company’s common stock, the issued and outstanding shares of which are held by three stockholders. The Company has never paid a cash dividend on its common stock and does not expect to pay cash dividends in the foreseeable future.

The Company has no compensation plans or individual compensation arrangements under which its equity securities are authorized for issuance.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

See response to Item 1 above.

Item 7. Financial Statements.

The Company’s audited financial statements are set forth in a separate section of this report and commence immediately following the signature and certification pages of this report.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

On May 5, 2003, the Company dismissed Stephen J. Busch as the Company’s independent auditor and appointed Pohl, McNabola, Berg & Company LLP as the Company’s independent auditors for the fiscal year ended February 28, 2003. The change in independent auditors was made in connection with the acquisition of shares of the Company’s common stock by Messrs. Simpson and Hoyal as described in Item 1 above. During the fiscal years ended 2001 and 2002 and through the date of the dismissal, there were no disagreements between the Company and Stephen J. Busch on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The Directors and Executive Officers of the Company are as follows:

Name	Age	Positions and Offices Held

Jeffrey D. Hoyal	42	President and Chief Executive Officer, Director

Robert G. Couch	51	Senior Vice President, Chief Marketing Officer, Director

David A. Yost	45	Chief Financial Officer and Treasurer, Director

Alan R. Herson	57	Corporate Counsel and Secretary, Director

Stephen A. Pugsley, Sr.	41	Director

William S. Strickler	41	Director

Each director serves until the next annual meeting and his successor is elected or until his earlier resignation or removal.

Jeffrey D. Hoyal has been the Company’s President and Chief Executive Officer and a Director since May 2003. Since 1993, Mr. Hoyal has been the co-founder and director of Hoyal & Associates, a business consulting firm in Medford, Oregon and is President and sole shareholder of Freedom Financial, Inc., a financial services firm also located in Medford, Oregon (See Item 1 above). Mr. Hoyal has substantial experience in advising start-up companies, new business development, tax planning, strategic planning and human resource planning. He has B.S. and M.S. degrees in Business Administration from Southern Oregon University and completed his legal studies at Golden Gate University School of Law and Howard Taft University School of Law. Mr. Hoyal is currently a Phd. candidate at Touro University and is attending the L.L.M. program in International Taxation at St. Thomas University School of Law.

Robert G. Couch has been the Company’s Senior Vice President, Chief Marketing Officer and a Director since May 2003. Since January 2001, Mr. Couch has been the principal of Robert Couch & Associates, Inc., a Menlo Park, California corporate marketing and management consulting firm. From August 1998 to January 2001, he was Senior Vice President, Corporate Marketing at ZiLOG, Inc., a Campbell, California semiconductor manufacturer. Mr. Couch has a B.A. degree in History from

Christian Brothers University and an M.A. degree in Communications from the University of Memphis. He also attended the Executive Financial Management Program at the Wharton School of Business.

David A. Yost has been the Company’s Chief Financial Officer and Treasurer and a Director since May 2003. Since October 2002, Mr. Yost has been the Chief Financial Officer of IC Marketing, Inc. and American Consumer Publishing Association, Inc., each located in Medford, Oregon and in the magazine subscription business (see Item 1 above). From November 1999 to October 2002, he was Controller of Pacific Scientific Instruments, Inc., a manufacturer of precision instruments located in Grants Pass, Oregon. From February 1998 to November 1999, Mr. Yost was Controller of Polysonics, Inc., a precision instrument manufacturer located in Houston, Texas. Mr. Yost has a Bachelors Degree in Business Administration from Western Michigan University and a Masters Degree in Business Administration from Webster University. He is a certified public accountant and a certified management accountant.

Alan R. Herson has been the Company’s Corporate Counsel and Secretary and a Director since May 2003. Since December 2001, Mr. Herson has been legal counsel to American Consumer Publishing Association, Inc. and has been a practicing attorney for over the past five years. Mr. Herson received a Bachelors Degree in Business Administration from the Baruch School of Business of the City College of New York and a Juris Doctor Degree from U.C.L.A.

Stephen A. Pugsley, Sr. has been a Director of the Company since May 2003. Since August 2002, Mr. Pugsley has been Senior Vice President, Operations of Back 2 Backs, Inc. (See Item 1 above). From February 1999 to August 2002, he was a consultant with Hoyal & Associates focusing on business development and from January 1996 to February 1999, he was a national director with responsibilities in sales and corporate training at Mannatech, Inc., a manufacturer of neutraceuticals.

William S. Strickler has been a Director of the Company since May 2003. Since October 2002, Mr. Strickler has been Vice President of Freedom Financial, Inc. (See Item 1 above) and from January 1998 to October 2002, he was operations manager at Hoyal & Associates. Mr. Strickler received a B.A. degree from St. John’s College.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “Act”) requires the Company’s officers, directors and persons who own more than 10% of a class of the Company’s securities registered under Section 12(g) of the Act to file reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Following the acquisition by Dennis L. Simpson and Jeffrey D. Hoyal of substantially all of the Company’s issued and outstanding common stock in November 2002, neither Mr. Simpson nor Mr. Hoyal filed initial reports of beneficial ownership on

Form 3 with the SEC as the Company was not an active reporting company. In April 2003, the officers and directors, including Messrs. Simpson and Hoyal, filed initial reports on Form 3.

Item 10. Executive Compensation.

None of the Company’s executive officers or directors received any compensation for services rendered to the Company during the fiscal year ended February 28, 2003. The Company may begin compensating management at a future date. There are no employment contracts with any of the Company’s officers or directors. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of April 30, 2003, the common stock ownership of each of the Company’s directors and executive officers, all executive officers and directors as a group, and each person known by the Company to be a beneficial owner of 5% or more of the Company’s common stock. Each person listed below is the sole beneficial owner of the shares and has sole investment and voting power as to such shares.

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
Dennis L. Simpson 355 Industrial Circle White City, OR 97503	2,495,000	49.9%

Jeffrey D. Hoyal President and Chief Executive Officer and Director 3976 Bellinger Lane Medford, Oregon 97501	2,495,000	49.9%

Robert G. Couch Senior Vice President, Chief Marketing Officer and Director 1070 Trinity Drive Menlo Park, California 94025	0	0.0%

Name and Address of Beneficial Owner	Amount of Beneficial Ownership	Percent of Class
David A. Yost Chief Financial Officer, Treasurer and Director 355 Industrial Circle White City, OR 97503	0	0.0%
Alan R. Herson Corporate Counsel, Secretary and Director 355 Industrial Circle White City, OR 97503	0	0.0%
Stephen A. Pugsley, Sr. Director 975 Roberta Lane, Suite 104 Sparks, NV 89502	0	0.0%
William S. Strickler Director 355 Industrial Circle White City, OR 97503	0	0.0%
All directors and officers as a group (6 persons)	2,495,000	49.9%

Item 12. Certain Relationships and Related Transactions.

Effective as of November 19, 2002, the then sole shareholder of the Company, Rick Plotnikoff, transferred an aggregate of 4,490,000 shares of the Company’s common stock to Dennis L. Simpson and Jeffrey D. Hoyal for an aggregate purchase price of $175,000. Messrs. Simpson and Hoyal each purchased 2,495,000 shares. The payment of the purchase price was made from the personal funds of Mr. Simpson with respect to the shares purchased by him, and from a loan by Mr. Simpson to Mr. Hoyal with respect to the shares purchased by Mr. Hoyal. Mr. Plotnikoff retained 10,000 shares of the registrant’s issued and outstanding common stock.

Item 13. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description of Exhibit

3.2	Amended and Restated Bylaws of the Company

4.1	Form of Certificate evidencing common stock of the Company.

99.1	Certification of Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

None

Item 14. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures. To date, the Company has had no operations or revenues and has only minimal assets. Consequently, the Company’s Chief Executive Officer and its Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing date of this annual report on Form 10-KSB (the “Evaluation Date”)), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were adequate and effective to ensure that material information relating to the Company would be made known to them, particularly during the period in which this annual report on Form 10-KSB was being prepared.

(b) Changes in Internal Controls. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect the Company’s disclosure controls and procedures subsequent to the Evaluation Date, nor any significant deficiencies or material weaknesses in such disclosure controls and procedures requiring corrective actions. As a result, no corrective actions were taken.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RAYBOR MANAGEMENT INC.

By:	/s/ JEFFREY D. HOYAL
Jeffrey D. Hoyal President and Chief Executive Officer

Date: May 15, 2003

By:	/s/ DAVID A. YOST
David A. Yost Chief Financial Officer and Treasurer

Date: May 15, 2003

By:	/s/ ROBERT G. COUCH
Robert G. Couch Senior Vice President, Chief Marketing Officer and Director

Date: May 15, 2003

By:	/s/ ALAN R. HERSON
Alan R. Herson Corporate Counsel, Secretary and Director

Date: May 15, 2003

CERTIFICATIONS

Chief Executive Officer

Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Jeffrey D. Hoyal provides the following certification.

I, Jeffrey D. Hoyal, President and Chief Executive Officer certify that:

1.	I have reviewed this annual report on Form 10-KSB of Raybor Management Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (“Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 22, 2003

/s/ JEFFREY D. HOYAL
Jeffrey D. Hoyal President and Chief Executive Officer

Chief Financial Officer

Pursuant	to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, David A. Yost provides the following certification.

I,	David A. Yost, Chief Financial Officer and Treasurer, certify that:

1.	I have reviewed this annual report on Form 10-KSB of Raybor Management Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (“Evaluation Date”); and

(c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were any significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 22, 2003

/s/ DAVID A. YOST
David A. Yost Chief Financial Officer and Treasurer

RAYBOR MANAGEMENT, INC.

(A BLANK-CHECK AND DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FEBRUARY 28, 2003

RAYBOR MANAGEMENT, INC.

(A BLANK-CHECK AND DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

FEBRUARY 28, 2003

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

Raybor Management, Inc.

(A blank-check and development stage company)

We have audited the accompanying balance sheet of Raybor Management Inc., a blank-check company (“Raybor”), as of February 28, 2003, and the related statements of operations, stockholders’ deficit and cash flows for fiscal year ended February 28, 2003 and for the period from March 3, 2000, (date of inception) to February 28, 2003. These financial statements are the responsibility of Raybor’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raybor as of February 28, 2003, and the results of its operations and its cash flows for each of the fiscal year ended February 28, 2003, in conformity with accounting principles generally accepted in the United States. The financial statements for fiscal year ended February 28, 2002 and the period starting March 3, 2000 (date of inception) to February 28, 2002 were audited by other accountants, and they expressed an unqualified opinion on them in their report dated July 5, 2002, but they have not performed any auditing procedures since that date.

/s/ Pohl, McNabola, Berg & Co., LLP

San Francisco, California

May 1, 2003

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of::

Raybor Acquisition Inc. (A Development Stage Company)

I have audited the accompanying balance sheet of Raybor Acquisition Inc. (a development stage company) as of February 28, 2002 and the related statements of operations, changes in stockholder’s equity and cash flows for the year ended February 28, 2002 and for the period from March 3, 2000(inception) to February 28, 2002. These financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these financial statements based on my audit.

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

/s/ STEPHEN J. BUSH
Stephen J. Bush

Port Moody B.C.

July 5, 2002

RAYBOR MANAGEMENT, INC.

(A BLANK-CHECK AND DEVELOPMENT STAGE COMPANY)

BALANCE SHEET

AS OF FEBRUARY 28, 2003

	2003	2002
ASSETS
Current Assets:
Cash	$290	$—
Organization costs	—	210

Total Current Assets	290	210

Total Assets	$290	$210

LIABILITIES AND STOCKHOLDERS’ EQUITY
Liabilities:

Total Liabilities	$—	$—

Stockholders’ Equity:
Common stock, $0.0001 par value; 100,00,000 shares authorized; 5,000,000 issued and outstanding	500	500
Additional paid-in-capital	—	—
Accumulated deficit	(210)	(210)

Total Stockholders’ Equity	290	290

Total Liabilities and Stockholders’ Equity	$290	$290

The accompanying notes are an integral part of these financial statements.

RAYBOR MANAGEMENT, INC.

(A BLANK-CHECK AND DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED FEBRUARY 28, 2003 AND 2002, AND

FOR THE PERIOD FROM INCEPTION (MARCH 3, 2000) TO FEBRUARY 28, 2001

	For the Years Ended February 28,		For the Period from Inception (March 3, 2000) through February 28, 2003
	2003	2002
Operating Expenses:
General and administrative expenses	$210	$—	$210

Total operating expenses	210	—	210

Net and operating loss	$(210)	$—	$(210)

Net loss per share (basic and diluted)	$(0.00)	$—

Shares used in per share calculation—basic and diluted	5,000,000	5,000,000

The accompanying notes are an integral part of these financial statements.

RAYBOR MANAGEMENT, INC.

(A BLANK-CHECK AND DEVELOPMENT STAGE COMPANY)

STATEMENTS OF STOCKHOLDER’S EQUITY

FOR THE YEARS ENDED FEBRUARY 28, 2003 AND 2002, AND

FOR THE PERIOD FROM INCEPTION (MARCH 3, 2000) TO FEBRUARY 28, 2001

	Preferred Stock	Common Stock		Additional Paid-In Capital	Deficit Accumulated as a Blank-Check Company	Total
		Shares	Amount
Initial capitalization	—	5,000,000	$500	$(290)	$—	$210

Net loss from March 3, 2000 (inception) through February 28, 2001	—	—	—	—	—	—

Balances at February 28, 2001	—	5,000,000	500	(290)	—	210

Net loss	—	—	—	—	—	—

Balances at February 28, 2002	—	5,000,000	500	(290)	—	210

Capital contribution	—	—	—	290	—	290

Net loss	—	—	—	—	(210)	(210)

Balances at February 28, 2003	—	5,000,000	$500	$—	$(210)	$290

The accompanying notes are an integral part of these financial statements.

RAYBOR MANAGEMENT, INC.

(A BLANK-CHECK AND DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED FEBRUARY 28, 2003 AND 2002, AND

FOR THE PERIOD FROM INCEPTION (MARCH 3, 2000) TO FEBRUARY 28, 2001

	For the Years Ended February 28,		March 3, 2000 through February 28, 2003
	2003	2002
Operating Activities:
Net Loss	$(210)	$—	$(210)

Changes in operating assets and liabilities:
Organizational costs	210	—	—
	—	—	—

Net cash used in operating activities	—	—	(210)

Cash Flows From Investing activities:	—	—	—

Net cash provided by investing activities	—	—	—

Financing activities:
Initial capitalization	—	—	210
Capital contribution	290	—	290

Net cash provided by financing activities	290	—	500

Increase (Decrease) in cash and cash equivalents	—	—	290

Cash and cash equivalents, beginning of period	—	—	—

Cash and cash equivalents, end of period	$290	$—	$290

Supplemental disclosures of cash flow information:
Cash paid during the period for Interest	$—	$—	$—

Income taxes	$—	$—	$—

The accompanying notes are an integral part of these financial statements.

RAYBOR MANAGEMENT, INC.

(A BLANK-CHECK AND DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2003

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

The Company’s activities to date have focused primarily on incorporation activities and the identification of potential operating opportunities or acquisitions targets. Since the Company has not yet commenced any principal operations and has not yet earned significant revenues, the Company is considered to be a blank-check company.

The Company’s ability to commence operations is contingent upon its ability to identify a prospective target business and raise the capital it will require through the issuance of equity securities, debt securities, bank borrowings or a combination thereof.

Basis of presentation

The financial statements have been prepared in accordance with generally accepted accounting principles in US. Amounts reported in the statements of operations and deficit and cash flows for the period ended February 28, 2002 are from the date of the Company’s incorporation, March 3, 2000.

RAYBOR MANAGEMENT, INC.

(A BLANK-CHECK AND DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2003

1.	Summary of Significant Accounting Policies (continued)

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

For the years ended February 28, 2003 and 2002, there is no difference between basic and diluted loss per common share.

Disclosure about Segments of an Enterprise and Related Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” issued by the FASB in 1997. This statement requires public enterprises to report financial and descriptive information about its reportable operating segments, and establishes standards for related disclosures about products and services, geographic areas, and major customers. For fiscal year ended February 28, 2003, the Company has no reportable operating segment.

Comprehensive Income (Loss)

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130). This pronouncement established standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities; foreign currency translation adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS 130 and therefore, for the fiscal year ended February 28, 2003, and for the period starting March 3, 2000 (date of inception) to February 28, 2003, comprehensive loss is equivalent to the Company’s net loss.

RAYBOR MANAGEMENT, INC.

(A BLANK-CHECK AND DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2003

1.	Summary of Significant Accounting Policies (continued)

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of February 28, 2003, the entire cash balance consists of petty cash.

RAYBOR MANAGEMENT, INC.

(A BLANK-CHECK AND DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2003

1.	Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations from the date of inception, March 3, 2000 and ending February 28, 2003.

New Accounting Pronouncements

In December 2002, the FASB issued SFAS No.148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS No.123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. Pursuant to SFAS No.123, the Company would expense the fair market value of stock options newly granted to employees beginning in March 2003. As of February 28, 2003, the Company has no stock options or warrants outstanding.

2.	Stockholder’s Equity

The Company is authorized to issue 100,000,000 shares of common stock at $0.0001 par value.

In 2000, the Company issued 5,000,000 shares to Gerald Ghini, a director of the Company, pursuant to Rule 506 for $210.

3.	Related Party Transactions

The legal and accounting fees are paid by IC Marketing, Inc., which is wholly owned by one of the shareholders of the Company. The Delaware franchise taxes were paid directly by individual shareholders.

RAYBOR MANAGEMENT, INC.

(A BLANK-CHECK AND DEVELOPMENT STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

FEBRUARY 28, 2003

4.	Property and Equipment

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of management at no cost to the Company. Management has agreed to continue this arrangement until the Company completes a business combination.

5.	Income tax

The Company’s net deferred tax assets at February 28, 2002, consist of net operating loss carryforwards amounting to approximately $210 each for Federal and State tax purposes which expire beginning 2020 for Federal tax purposes and 2010 for State tax purposes. At February 28, 2021, the Company provided a 100% valuation allowance for deferred tax assets resulting from these net operating loss carryforwards totaling approximately $210. During the year ended February 28, 2003, the Company’s valuation allowance increased $210.

The difference between the tax benefit assuming a Federal rate of 35% and the nominal amount the recorded in the financial statements is the result of the Company recording a 100% valuation allowance for its deferred tax assets.

As a result of changes in ownership, the Company’s use of net operating loss carryforwards may be limited by section 382 of the Internal Revenue Code until such net operating loss carryforwards expire.

6.	Subsequent Events

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