Form 10QSB
period 2003-05-31
RAYBOR MANAGEMENT INC
filed 2003-07-11
CIK 1108732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2003

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

541-826-2296

(Registrant’s telephone number, including area code)

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

34,156,180 shares of Common Stock, par value $0.0001 outstanding at June 30, 2003

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

RAYBOR MANAGEMENT INC.

(A DEVELOPMENT STAGE COMPANY)

Balance Sheet

May 31, 2003

(Unaudited)

(With audited figures at Feb. 28, 2003 for comparison)

	May 31, 2003	February 28, 2003
	(unaudited)	(audited)
ASSETS
Current Assets:
Cash	$290	$290

Total Current Assets	290	290

Total Assets	$290	$290

LIABILITIES AND STOCKHOLDERS’ EQUITY
Total Liabilities	$—	$—

Stockholders’ Equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized, 5,000,000 issued and outstanding	500	500
Additional paid-in-capital	—	—
Accumulated deficit	(210)	(210)

Total Stockholders’ Equity	290	290

Total Liabilities and Stockholders’ Equity	$290	$290

See accompanying notes to financial statements.

RAYBOR MANAGEMENT INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

For the Three Months Ended May 31, 2003 and 2002

(unaudited)

Three months ended
	May 31, 2003	May 31, 2002
Income	$—	$—
Expenses
General and administrative expenses	—	—

Total expenses	—	—

Net Loss	$—	$—

Loss per share	$—	$—

Weighted average shares outstanding basic and diluted	5,000,000	5,000,000

See accompanying notes to financial statements.

RAYBOR MANAGEMENT INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the three months ended May 31, 2003 and 2002

(unaudited)

Three months ended
	May 31, 2003	May 31, 2002
Operating Activities:
Net Loss	$—	$—
Changes in operating assets and liabilities:

Net cash used in operating activities	—	—

Cash Flows From Investing activities:	—	—
Net cash provided by investing activities	—	—

Financing activities:

Net cash provided by financing activities	—	—

Increase (Decrease) in cash and cash equivalents	—	—

Cash and cash equivalents, beginning of period	290	—

Cash and cash equivalents, end of period	$290	$—

See accompanying notes to financial statements.

1. Summary of Significant Accounting Policies

Organization and Business Operations

Raybor Management, Inc. (a development stage company) (“the Company”) was incorporated in Delaware on March 3, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. The Company had been in the developmental stage since inception and had no operations prior to June 1, 2003 other than issuing shares to its original shareholder.

The Company’s purpose was to seek, investigate and, if such investigation warranted, acquire an interest in one or more business entities that desired to seek the perceived advantages of a company that has a class of securities registered under the Exchange Act. On June 1, 2003, the Company acquired all of the outstanding shares of four corporations (see Note 4 “Subsequent Events” below).

The Company’s activities prior to June 1, 2003 focused primarily on incorporation activities and the identification of potential operating opportunities or acquisitions targets.

Basis of presentation

These unaudited consolidated financial statements represent the financial activity of the Company as of May 31, 2003. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to financial statements and footnotes thereto for the fiscal quarter ended May 31, 2003, included herein. The Company’s fiscal year ends on February 28th of each year.

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

For the three month periods ended May 31, 2003 and 2002, there is no difference between basic and diluted loss per common share.

The weighted average basic and diluted shares outstanding for the three month period ending May 31, 2003 are 5,000,000 shares and the loss per share is $0.00.

1. Summary of Significant Accounting Policies (continued)

Disclosure about Segments of an Enterprise and Related Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” issued by the FASB in 1997. This statement requires public enterprises to report financial and descriptive information about reportable operating segments, and establishes standards for related disclosures about products and services, geographic areas, and major customers. For the three month periods ended May 31, 2003 and 2002, the Company had no reportable operating segment.

Comprehensive Income (Loss)

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130). This pronouncement established standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities; foreign currency translation adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS 130 and therefore, for the three month periods ended May 31, 2003 and 2002, comprehensive income (loss) is equal to the Company’s reportable income.

1. Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of May 31, 2003, the entire cash balance consists of petty cash.

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the Company not having any material operations from the date of inception, March 3, 2000 and ending May 31, 2003.

New Accounting Pronouncements

In December 2002, the FASB issued SFAS No.148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS No.123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. As of May 31, 2003, the Company has no stock options or warrants outstanding.

2. Related Party Transactions

The legal and accounting fees are paid by IC Marketing, Inc., which is wholly owned by one of the shareholders of the Company. Delaware franchise taxes were paid directly by the shareholders.

3. Property and Equipment

The Company has no properties and at this time has no agreements to acquire any properties. The Company currently uses the offices of management at no cost to the Company

4. Subsequent Events

Effective as of June 1, 2003, the Company acquired all of the issued and outstanding shares of capital stock of four corporations in exchange for the issuance of shares of the Company’s common stock. The acquired corporations, which are now wholly-owned subsidiaries of the Company, are IC Marketing, Inc., a Nevada corporation (“ICM”), American Consumer Publishing Association, Inc., an Oregon corporation (“ACPA”), Back 2 Backs, Inc., an Oregon corporation (“B2B”) and Freedom Financial, Inc., an Oregon corporation (“Freedom”). ICM and ACPA are in the magazine subscription business. B2B is in the business of operating medical clinics for the treatment of lower back disorders through a new technology called spinal

4. Subsequent Events (continued)

decompression. Freedom is in the business of providing account receivable and equipment lease financing, business loans and other financial advisory services to third parties.

Dennis L. Simpson, the majority shareholder of the Company, was also the majority shareholder of ICM and ACPA and a shareholder of B2B. Mr. Simpson is also the President and a director of ICM and of ACPA. Robert G. Couch, the Company’s Senior Vice President and Chief Marketing Officer and a director, was a shareholder of ACPA and is a director of ICM. David A. Yost, the Company’s Chief Financial Officer and a director, was a shareholder of ACPA and is the Chief Financial Officer of both ICM and ACPA. Alan R. Herson, the Company’s Corporate Counsel, Secretary and a director, was a shareholder of ACPA and Corporate Counsel of both ICM and ACPA. William S. Strickler and Stephen A. Pugsley, Sr. directors of the Company, were also shareholders of ACPA and are directors of both ICM and ACPA. Mr. Pugsley is also Senior Vice President, Operations of B2B. Jeffrey D. Hoyal, the Company’s President and Chief Executive Officer and a director, was the sole shareholder of Freedom and a shareholder of B2B. He also serves as President of both Freedom and B2B. In addition to the above individuals, the remaining shareholders of ICM (one individual), ACPA (three individuals) and B2B (three individuals) received shares of the Company’s common stock in the acquisition. The Company intends to continue the businesses currently conducted by each of ICM, ACPA, B2B and Freedom as wholly-owned subsidiaries of the Company.

Messrs. Simpson, Hoyal, Yost, Couch, Herson, Pugsley and Strickler, as well as the other shareholders of ICM, ACPA, Freedom and B2B exchanged all of their shares of common stock of such entities for an aggregate of 29,156,180 shares of the Company’s common stock. Messrs. Simpson and Hoyal are now the beneficial owners of approximately 65% and 21%, respectively, of the Company’s outstanding shares of common stock.

Item 2.	Management’s Discussion and Analysis or Plan of Operation.

The Company was formed in March 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business. Prior to June 1, 2003, the Company had no operations other than issuing 5,000,000 shares of its common stock to its original stockholder and had only nominal assets.

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

Effective as of June 1, 2003, the Company acquired all of the issued and outstanding shares of capital stock of four corporations in exchange for the issuance of shares of the Company’s common stock (See Note 4 to Financial Statements above).

Item 3.	Controls and Procedures.

Prior to June 1, 2003, the Company had no operations or revenues and had only minimal assets. Consequently, as of May 1, 2003, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of May 1, 2003. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to May 1 2003.

PART II – OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits.

99.1	Certification of President and Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

Form 8-K filed on May 9, 2003 reporting on May 5, 2002, under Item 1 “Changes in Control of Registrant” the information set forth in Item 2 of this Report on Form 10-QSB and under Item 4 “Changes in Registrant’s Certifying Accountant” that the Company had appointed Pohl, McNabola, Berg & Company LLP as the Company’s independent auditors for the fiscal year ended February 28, 2003.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYBOR MANAGEMENT INC.

Date: July 11, 2003	By:	/s/ JEFFREY D. HOYAL
Jeffrey D. Hoyal President and Chief Executive Officer

Date: July 11, 2003	By:	/s/ DAVID A. YOST
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

Date: July 11, 2003

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

Date: July 11, 2003

By:	/s/ DAVID A. YOST
David A. Yost Chief Financial Officer