Form 10QSB
period 2003-09-30
RAYBOR MANAGEMENT INC
filed 2003-10-15
CIK 1108732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 31, 2003

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

34,156,180 shares of Common Stock, par value $0.0001 outstanding at September 30, 2003.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

RAYBOR MANAGEMENT INC.

Consolidated Balance Sheets

August 31, 2003

(000’s omitted)

ASSETS	Aug. 31, 2003 (unaudited)	Feb. 28, 2003 (unaudited)
Current assets
Cash and cash equivalents	$1,102	$100
Accounts receivable, gross	2,072	193
Allowance for doubtful accounts	(168)	—
Notes receivable, net	628	505
Prepaid mail costs, net of amortization	1,741	2,831
Other current assets	25	71

Total current assets	5,400	3,700

Property and equipment, net	3,229	215

Other Assets
Notes receivable – long term	57	—

Total other assets	57	—

Total assets	$8,686	$3,915

(continued)

RAYBOR MANAGEMENT INC.

Consolidated Balance Sheets

August 31, 2003

(000’s omitted)

LIABILITIES AND STOCKHOLDERS’ EQUITY	Aug. 31, 2003 (Unaudited)	Feb. 28, 2003 (Unaudited)
Current Liabilities
Accounts payable	$614	$503
Accrued liabilities	437	1,199
Other current liabilities	166	—
Current portion of long-term debt	34	—
Current portion of capital leases	94	—
Line of credit	500	—
Notes payable	862	—
Deferred revenue	2,663	1,840

Total current liabilities	5,370	3,542

Long term liabilities
Capital lease obligations	752	—
Long-term debt, net of current maturities	1,754	—

Total long term liabilities	2,506	—

Total liabilities	$7,876	$3,542

Stockholders’ equity

Common stock – $.0001 par value, 100,000,000 shares authorized; 34,156,180, and 27,156,180 shares issued and outstanding as of 8-31-03 and 2-28-03, respectively.	3	3
Accumulated earnings	807	370

Total stockholders’ equity	810	373

Total liabilities and stockholders’ equity	$8,686	$3,915

See accompanying notes to financial statements.

RAYBOR MANAGEMENT INC.

STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended August 31, 2003 and 2002

(000’s omitted, except per share amounts)

(unaudited)

	Three months ended		Six months ended
	Aug. 31, 2003	Aug. 31, 2002	Aug. 31, 2003	Aug. 31, 2002
Total revenues	$5,804	$5,257	$10,440	$9,825

Cost of sales:
Direct mail costs	4,501	1,888	8,062	3,768
Medical related	90	—	90	—
Other	53	—	53	—

Total cost of sales	4,644	1,888	8,205	3,768

Gross profit	1,160	3,369	2,235	6,057

Operating expenses:
Selling, general, & admin. expenses	1,368	618	2,000	1,199

Total operating expenses	1,368	618	2,000	1,199

Income (loss) from operations	(208)	2,751	235	4,858

Interest income/(expense)	(30)	19	(17)	24

Income (loss) before income taxes	(238)	2,770	218	4,882

Income tax benefit	(81)	—	(81)	—

Net income (loss)	$(157)	$2,770	$299	$4,882

Earnings per share	$—	$0.10	$0.01	$0.18

Average common stock and common equivalent shares outstanding, basic and diluted	34,156	27,156	30,656	27,156

See accompanying notes to financial statements

RAYBOR MANAGEMENT INC.

STATEMENTS OF CASH FLOWS

For the six months ended August 31, 2003 and 2002

(unaudited)

(000’s omitted)

	Six months ended
	Aug. 31, 2003	Aug. 31, 2002
Net Cash Provided By Operating Activities	$352	$5,398

Cash Flows From Investing Activities:
Purchase of capital equipment	(20)	(67)
Advances on note receivable	—	(1,075)
Consolidation of investment in Back 2 Backs, Inc.	71	(53)
Cash from acquisitions	179	—

Net cash provided by (used in) investing activities	230	(1,195)

Cash Flows From Financing Activities:
Proceeds from borrowings	52	—
Advances (to) from shareholder	368	(2,238)

Net cash provided by (used in) financing activities	420	(2,238)

Increase in cash and cash equivalents	1,002	1,965

Cash and cash equivalents, beginning of period	100	1,545

Cash and cash equivalents, end of period	$1,102	$3,510

Supplemental disclosures:
Cash paid for interest	$30	$—
Equipment purchased with debt	140	—

See accompanying notes to financial statements.

(continued)

RAYBOR MANAGEMENT INC.

STATEMENTS OF CASH FLOWS

For the six months ended August 31, 2003 and 2002

(unaudited)

(000’s omitted)

Supplemental Schedule of Non-Cash Activities:

Acquisition of Back 2 Backs, Inc. on June 1, 2003:
Assets acquired:
Property and equipment, net	2,866
Accounts receivable and other assets	650

Total assets acquired	3,516

Liabilities assumed	3,568

Net assets acquired	(52)

Acquisition of Freedom Financial, Inc. on June 1, 2003:
Assets acquired:
Property and equipment, net	34
Notes receivable	1,463
Accounts receivable and other assets	935

Total assets acquired	2,432

Liabilities assumed	2,611

Net assets acquired	$(179)

See accompanying notes to financial statements.

1.    Summary of Significant Accounting Policies

Organization and Business Operations

Raybor Management Inc. (“the Company”) was incorporated in Delaware on March 3, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.

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

The acquisition of ICM, ACPA, B2B, and Freedom was conducted as a rollup with ICM and ACPA as the acquiring entities in accordance with SEC Staff Accounting Bulletin No. 97, “Accounting and Disclosure for Rollups of Businesses”. For purposes of historical reporting, the combined financial statements of ICM and ACPA, the largest operating unit in the group, are shown for comparative purposes as the historical operating entity of the Company. Effective with the acquisition, ICM and ACPA have fully consolidated their financial activity with B2B and Freedom. Due to the relative sizes of the combined entities, pro forma results of Freedom and B2B are not presented.

Basis of presentation

These unaudited consolidated financial statements represent the financial activity of the combined Company as of August 31, 2003. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the annual financial statements and footnotes filed thereto included in the Company’s form 8-K/A filing on August 15, 2003. The Company’s fiscal year ends on February 28th of each year.

Earnings per share

The Company discloses “basic” and “diluted” earnings (loss) per share. Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding during each period. Diluted earnings (loss) per share are similar to basic earnings (loss) per share except that the weighted average number of common shares outstanding

1.    Summary of Significant Accounting Policies (continued)

is increased to reflect the dilutive effect of potential common shares, such as those issuable upon the exercise of stock options or warrants, and the conversion of preferred stock.

For the three and six month periods ended August 31, 2003 and 2002, there is no difference between basic and diluted earnings/loss per common share.

Disclosure about Segments of an Enterprise and Related Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” was issued by the FASB in 1997. This statement requires public enterprises to report financial and descriptive information about reportable operating segments, and establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has identified its three primary operating segments as 1). Direct mail marketing. 2). Medical services. 3). Financial services. Segment revenue for the three and six month periods ended August 31, 2003 and 2002 are as follows:

	Three months ended		Six months ended
	Aug. 31, 2003	Aug. 31, 2002	Aug. 31, 2003	Aug. 31, 2002
Segment Revenues:
Direct mail marketing	$5,338,767	$5,257,454	$9,974,496	$9,825,428
Medical Services	377,525	—	377,525	—
Financial services	87,518	—	87,518	—

Total revenues	$5,803,810	$5,257,454	$10,439,539	$9,825,428

Geographically, the Company’s sole segment is domestic; it has no export sales or international operations.

Comprehensive Income (Loss)

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130). This pronouncement established standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities; foreign currency translation adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS 130 and therefore, for the three and six month periods ended August 31, 2003 and 2002, comprehensive income (loss) is equal to the Company’s reportable income.

1.     Summary of Significant Accounting Policies (continued)

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of August 31, 2003, the entire cash balance consists of cash on deposit.

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There were no current or deferred income tax expenses or benefits due to the Company having incurred a pre-tax loss for the period of June 1 through August 31, 2003.

New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. As of August 31, 2003, the Company has no stock options or warrants outstanding.

2.     Related Party Transactions

As of August 31, 2003, the Company has a note payable to Dennis L. Simpson, a majority shareholder of the registrant, in the amount of $868,934, as a result of loans from Mr. Simpson to the Company. The note is interest only and due in February 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Consolidated revenues increased 10% to $5.8 million in the second quarter of 2003 as compared to $5.3 million in the second quarter of 2002. The increase of $0.5 million is attributable to growth in the Company’s direct mail marketing business in the amount of $0.1 million, plus a $0.4 million increase from the acquisition of Back 2 Backs, Inc. and Freedom Financial, Inc. on June 1, 2003 (see footnote 1, organization and business operations).

Cost of sales increased to $4.6 million in the second quarter of 2003 as compared to $1.9 million in the second quarter of 2002. The increase is mainly a result of significantly expanding the number of direct mail magazine subscription offers delivered in 2003 as compared to the previous year. Although the per-unit cost of direct mail offers has held steady, the Company mailed approximately twice the number of offers in 2003 as compared to 2002, targeting more direct mail offers to new customers in 2003 in order to increase the size of its customer base.

Operating expenses increased to $1.4 million in the second quarter of 2003 versus $0.6 million for the same period of 2002 due to legal and accounting costs associated with the Company’s acquisitions, along with additional hiring of administrative staff, plus the increased selling, general and administrative costs associated with the operations of Back 2 Backs and Freedom Financial in 2003. Additionally, the Company had increased administrative costs associated with becoming a publicly traded corporation.

The Company had an operating loss of $0.2 million in the current quarter vs. operating profit of $2.8 million for the same period last year. The decrease in operating profit is due to the higher direct mail processing costs associated with the increase in direct mail offers delivered as noted above. Also, the inclusion of Back 2 Backs, Inc. and Freedom Financial, Inc. decreased the company’s operating profit by $0.2 million in the second quarter of 2003.

For the six months ended August 31, 2003, the Company generated revenue of $10.4 million, vs. $9.8 million for the same six-month period of 2002. The increase of $0.6 million is attributable to growth in the Company’s direct mail marketing business in the amount of $0.15 million, with the remaining increase coming from the acquisition of Back 2 Backs, Inc. and Freedom Financial, Inc. on June 1, 2003.

Cost of sales for the six months ended August 31, 2003 increased to $8.2 million as compared to $3.8 million for the same period. The increase is mainly a result of significantly expanding the number of direct mail magazine subscription offers delivered in 2003 as compared to the previous year. In addition, cost of sales in 2003 includes approximately $0.14 million for Back 2 Back 2 Backs, Inc. and Freedom Financial, Inc.

Operating expenses increased to $2.0 million for the six month period ending August 31, 2003 2003 versus $1.2 million for the same period of 2002 due to legal and accounting costs associated with the Company’s acquisitions, along with additional hiring of administrative staff, plus the increased selling, general and administrative costs associated with the operations of Back 2 Backs and Freedom Financial in 2003.

The Company generated operating profit of $0.2 million for the six-month period ending August 31, 2003 compared to operating profit of $4.9 million for the same period last year. The decrease in operating profit is due to the higher direct mail processing costs associated with the increase in direct mail offers delivered as noted above. Also, the inclusion of Back 2 Backs, Inc. and Freedom Financial, Inc. decreased the company’s operating profit by $0.2 million in 2003.

Liquidity and Capital Resources

On August 31, 2003 the Company had assets of $8.7 million compared to $3.9 on February 28, 2003. The increase is primarily attributable to the acquisitions of Back 2 Backs, Inc. and Freedom Financial, Inc. (See item 1, Organization and Business Operations). The Company had total stockholders’ equity of $0.8 million on August 31, 2003 compared to equity of $0.4 million at February 28, 2003.

Net cash generated from operating activities for the six months ended August 31, 2003 and 2002 was $0.4 million and $5.4 million, respectively. The change in cash from operating activities in 2003 versus 2002 was principally due to an increase in the number of direct mail offers delivered in 2003 in order to expand the Company’s direct mail customer data base.

Net cash provided by (used in) investing activities was $0.2 million and $(1.2) million for the six months ended August 31, 2003 and 2002, respectively. This was principally due to a $1.1 million loan that the Company made to Freedom Financial in 2002.

Net cash generated by (used in) financing activities was $0.4 million and $(2.2) for the six months ended August 31, 2003 and 2002, respectively. This was principally due to distributions paid to a shareholder in 2002 when the Company was structured as a S-corporation.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to August 31, 2003.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

31.1	Certification of President and Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

(1)	Form 8-K filed on June 13, 2003 reporting under Item 2 “Acquisition or Disposition of Assets” the acquisition of IC Marketing, Inc., American Consumer Publishing Association, Inc., Back 2 Backs, Inc. and Freedom Financial, Inc.

(2)	Form 8-K/A filed on August 15, 2003 reporting under Item 7 the financial statements of IC Marketing, Inc., American Consumer Publishing Association, Inc., Back 2 Backs, Inc. and Freedom Financial, Inc. and related pro forma financial information.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYBOR MANAGEMENT INC.

Date: October 15, 2003	By:	/s/ Jeffrey D. Hoyal

Jeffrey D. Hoyal President and Chief Executive Officer

Date: October 15, 2003	By:	/s/ David A. Yost

David A. Yost Chief Financial Officer