Form 10QSB
period 2003-09-30
RAYBOR MANAGEMENT INC
filed 2003-11-19
CIK 1108732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

34,156,180 shares of Common Stock, par value $0.0001 outstanding at October 31, 2003.

PART I—FINANCIAL INFORMATION

Item 1.    Financial Statements.

RAYBOR MANAGEMENT INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2003

(000’s omitted)

ASSETS	Sept. 30, 2003	Dec. 31 2002
	(unaudited)	(audited)
Current assets
Cash and cash equivalents	$876	$787
Accounts receivable, gross	1,697	175
Allowance for doubtful accounts	(168)	—
Accounts receivable – related party	—	207
Notes receivable, net	1,209	522
Prepaid mail costs, net of amortization	2,379	2,723
Other current assets	30	—

Total current assets	6,023	4,414

Property and equipment, net	3,097	219

Other Assets
Notes receivable—long term	57	71

Total other assets	57	—

Total assets	$9,177	$4,704

(continued)

RAYBOR MANAGEMENT INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2003

(000’s omitted)

LIABILITIES AND STOCKHOLDERS’ EQUITY	Sept. 30, 2003	Dec. 31, 2002
	(unaudited)	(audited)
Current Liabilities
Accounts payable	$527	$1,951
Accrued liabilities	810	354
Income taxes payable	792	—
Other current liabilities	144	2
Current portion of long-term debt	26	—
Current portion of capital leases	129	—
Line of credit	500	—
Notes payable	862	—
Deferred revenue	1,914	1,840

Total current liabilities	5,704	4,147

Long term liabilities
Capital lease obligations	478	—
Long-term debt, net of current maturities	1,994	—
Deferred income taxes	433	—

Total long term liabilities	2,905	—

Total liabilities	$8,609	$4,147

Stockholders’ equity
Common stock—$.0001 par value, 100,000,000 shares authorized; 34,156,180, and 27,156,180 shares issued and outstanding as of 9-30-03 and 12-31-02 respectively.	3	3
Accumulated earnings	565	554

Total stockholders’ equity	568	557

Total liabilities and stockholders’ equity	$9,177	$4,704

See accompanying notes to financial statements.

RAYBOR MANAGEMENT INC.

STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended September 30, 2003 and 2002

(000’s omitted, except per share amounts)

(unaudited)

	Three months ended		Nine months ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Total revenues	$7,359	$3,925	$17,359	$14,734

Cost of sales:
Direct mail costs	4,280	1,887	10,955	8,346
Medical related	147	—	190	—
Other	47	—	67	—

Total cost of sales	4,474	1,887	11,212	8,346

Gross profit	2,885	2,038	6,147	6,388

Operating expenses:
Selling, general, & admin. expenses	1,568	510	3,260	1,673

Total operating expenses	1,568	510	3,260	1,673

Income from operations	1,317	1,528	2,887	4,715
Interest income/(expense)	(140)	19	(133)	29

Income before income taxes	1,177	1,547	2,754	4,744
Income tax expense	358	—	358	—

Net income	$819	$1,547	$2,396	$4,744

Earnings per share	$0.02	$0.06	$0.08	$0.17

Average common stock and common equivalent shares outstanding, basic and diluted	34,156	27,156	30,267	27,156

See accompanying notes to financial statements.

RAYBOR MANAGEMENT INC.

STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2003 and 2002

(unaudited)

(000’s omitted)

	Nine months ended
	Sept. 30, 2003	Sept. 30, 2002
Net Cash Provided By Operating Activities	$1,026	$5,688

Cash Flows From Investing Activities:
Purchase of capital equipment	(86)	(169)
Advances on note receivable	—	(1,175)
Consolidation of investment in Back 2 Backs, Inc.	71	(53)
Cash from acquisitions	179	—

Net cash provided by (used in) investing activities	164	(1,397)

Cash Flows From Financing Activities:
Proceeds from borrowings, net	186	—
Advances to shareholder	(1,287)	(1,767)

Net cash provided by (used in) financing activities	(1,101)	(1,767)

Increase in cash and cash equivalents	89	2,524

Cash and cash equivalents, beginning of period	787	775

Cash and cash equivalents, end of period	$876	$3,299

Supplemental disclosures:
Cash paid for interest	$147	$—

See accompanying notes to financial statements.

(continued)

RAYBOR MANAGEMENT INC.

STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2003 and 2002

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

	$

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

The acquisition of ICM, ACPA, B2B, and Freedom was conducted as a rollup with ICM and ACPA as the acquiring entities in accordance with SEC Staff Accounting Bulletin No. 97, “Accounting and Disclosure for Rollups of Businesses”. For purposes of historical reporting, the combined financial statements of ICM and ACPA, the largest operating unit in the group, are shown for comparative purposes as the historical operating entity of Raybor Management. Effective with the acquisition, ICM and ACPA have fully consolidated the financial activity with B2B and Freedom. B2B and Freedom’s financial activity is included from June 1, 2003 forward. Due to the relative sizes of the combined entities, pro forma results of Freedom and B2B are not presented.

Basis of presentation

These unaudited consolidated financial statements represent the financial activity of the combined Company as of September 30, 2003. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the annual financial statements and footnotes filed thereto included in the Company’s form 8-K/A filing on August 15, 2003. On October 29, 2003, the Company’s Board of Directors changed the Company’s fiscal year end from February 28th to a calendar year-end of December 31.

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

1.    Summary of Significant Accounting Policies (continued)

For the three and nine month periods ended September 30, 2003 and 2002, there is no difference between basic and diluted earnings/loss per common share.

Disclosure about Segments of an Enterprise and Related Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” was issued by the FASB in 1997. This statement requires public enterprises to report financial and descriptive information about reportable operating segments, and establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has identified its three primary operating segments as 1). Direct mail marketing. 2). Medical services. 3). Financial services. Segment revenue for the three and nine month periods ended September 30, 2003 and 2002 are as follows:

	Three months ended		Nine months ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Segment Revenues:
Direct mail marketing	$6,907,951	$3,925,439	$16,740,224	$14,733,616
Medical Services	378,136	—	521,135	—
Financial services	72,877	—	97,180	—

Total revenues	$7,358,964	$3,925,439	$17,358,539	$14,733,616

Geographically, the Company’s sole segment is domestic; it has no export sales or international operations.

Comprehensive Income (Loss)

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130). This pronouncement established standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities; foreign currency translation adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS 130 and therefore, for the three and nine month periods ended September 30, 2003 and 2002, comprehensive income (loss) is equal to the Company’s reportable income.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2003, the entire cash balance consists of cash on deposit.

1.    Summary of Significant Accounting Policies (continued)

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has accrued federal and state income taxes at the effective tax rate of 40.6% during 2003. There is no income tax provision shown for 2002 due to the Company’s election to be taxed under the provisions of Subchapter S of the Internal Revenue Code, which provides that in lieu of corporate income taxes, the individual stockholders are taxed on the Company’s taxable income.

New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” This statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. As of September 30, 2003, the Company has no stock options or warrants outstanding.

2.    Related Party Transactions

As of September 30, 2003, the Company has a note payable to Dennis L. Simpson, a majority shareholder of the registrant, in the amount of $867,434, as a result of loans from Mr. Simpson to the Company. The note is interest only and due in February 2004.

On September 23, 2003, the Company loaned $200,000 to Indian Motorcycle of Medford, Inc., a corporation controlled by Dennis L. Simpson, a majority shareholder of the registrant, and Jeffrey Hoyal, President and CEO of the registrant. The note is due in September 2004 and carries an annual interest rate of 12%.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Consolidated revenues increased 87% to $7.4 million in the third quarter of 2003 as compared to $3.9 million in the third quarter of 2002. The increase of $3.5 million is attributable to growth in the Company’s direct mail marketing business in the amount of $3.0 million, plus a $0.5 million increase from the acquisition of Back 2 Backs, Inc. and Freedom Financial, Inc., on June 1, 2003 (see footnote 1, organization and business operations). The growth in the Company’s direct mail marketing revenue is a result of significantly expanding the number of direct mail magazine subscription offers delivered in 2003 as compared to the previous year.

Cost of sales increased to $4.5 million in the third quarter of 2003 as compared to $1.9 million in the third quarter of 2002. The increase is mainly a result of significantly expanding the number of direct mail magazine subscription offers delivered in 2003 as compared to the previous year. Although the per-unit cost of direct mail offers has held steady, the company mailed approximately twice the number of offers in 2003 as compared to 2002, targeting more direct mail offers to new customers in 2003 in order to increase the size of its customer base.

Operating expenses increased to $1.6 million in the third quarter of 2003 versus $0.5 million for the same period of 2002 due to legal and accounting costs associated with the Company’s acquisitions, along with additional hiring of administrative staff, plus the increased selling, general and administrative costs associated with the operations of Back 2 Backs and Freedom Financial in 2003. Additionally, the Company had increased administrative costs associated with becoming a publicly traded corporation.

The Company had operating income of $1.3 million in the current quarter vs. operating profit of $1.5 million for the same period last year. The decrease in operating profit is primarily due to the increased cost of sales associated with expanding the Company’s direct mail marketing business, plus the increase in operating expenses as noted above.

For the nine months ended September 30, 2003, the Company generated revenue of $17.3 million, vs. $14.7 million for the same nine-month period of 2002. The increase of $2.6 million is attributable to growth in the Company’s direct mail marketing business in the amount of $2.0 million, with the remaining increase of $0.6 million coming from the acquisition of Back 2 Backs, Inc. and Freedom Financial, Inc., on June 1, 2003 (see footnote 1, organization and business operations).

Cost of sales for the nine months ended September 30, 2003 increased to $11.2 million as compared to $8.3 million for the same period in 2002. The increase is mainly a result of significantly expanding the number of direct mail magazine subscription offers delivered in 2003 as compared to the previous year. In addition, cost of sales in 2003 includes approximately $0.3 million for Back 2 Back 2 Backs, Inc. and Freedom Financial, Inc.

Operating expenses increased to $3.3 million for the nine month period ending September 30, 2003 versus $1.7 million for the same period of 2002 due to legal and accounting costs associated with the Company’s acquisitions, along with additional hiring of administrative staff, plus the increased selling, general and administrative costs associated with the operations of Back 2 Backs and Freedom Financial in 2003.

The Company generated operating profit of $2.9 million for the nine-month period ending September 30, 2003 compared to operating profit of $4.7 million for the same period last year. The decrease in operating profit is due to the higher direct mail processing costs associated with the increase in direct mail offers delivered as noted above. Also, the inclusion of Back 2 Backs, Inc. and Freedom Financial, Inc. decreased the company’s operating profit by $0.2 million in 2003.

Liquidity and Capital Resources

On September 30, 2003 the Company had assets of 9.2 million compared to $4.7 million on December 31, 2002. The increase is primarily attributable to an increase in accounts receivable,

notes receivable, and property and equipment associated with the acquisitions of Back 2 Backs, Inc. and Freedom Financial, Inc. (See item 1, Organization and Business Operations). The Company had total stockholders’ equity of $0.6 million for both September 30, 2003 and December 31, 2002.

Net cash generated from operating activities for the nine months ended September 30, 2003 and 2002 was $1.0 million and $5.7 million, respectively. The change in cash from operating activities in 2003 versus 2002 was principally due to an increase in the number of direct mail offers delivered in 2003 in order to expand the Company’s direct mail customer data base. Also, cash flow from operations during 2003 includes a provision for income taxes in the amount of $0.4 million. There was no provision for income taxes in 2002 due to the Company’s election to be taxed as a Subchapter S corporation.

Net cash provided by (used in) investing activities was $0.2 million and $(1.4) million for the nine months ended September 30, 2003 and 2002, respectively. This was principally due to a $1.1 million loan that the Company made to Freedom Financial, Inc. in 2002.

Net cash used in financing activities was $(1.1) million and $(1.8) million for the nine months ended September 30, 2003 and 2002, respectively. This was principally due to distributions paid to a shareholder when the company was structured as a S-corporation.

Item 4.    Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2003.

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

RAYBOR MANAGEMENT INC.

Date: November 14, 2003	By:	/S/ JEFFREY D. HOYAL

Jeffrey D. Hoyal President and Chief Executive Officer

Date: November 14, 2003	By:	/S/ DAVID A. YOST

David A. Yost Chief Financial Officer