Form 10KSB
period 2003-12-31
RAYBOR MANAGEMENT INC
filed 2004-03-30
CIK 1108732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from              to

Commission file number 000-29905

RAYBOR MANAGEMENT, INC.

(Name of small business issuer in its charter)

Delaware	98-0220848
(State or other jurisdication of incorporation or organization)	(I.R.S. employer identification number)

221 West 10th Street, Medford, Oregon	97501
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number: (541) 494-4001

Securities registered under 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.0001 par value per share

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for its most recent fiscal year: $23,680,966

The aggregate market value of the issuer’s common stock held by non-affiliates as of February 28, 2004 (assuming for this purpose that only directors, officers, and 10% or more shareholders of the registrant are affiliates of the registrant) computed by reference to the price at which the common stock was most recently sold, was approximately $145,814.

As of February 28, 2004, there were 34,156,180 shares of the issuer’s common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one):    Yes  ☐     No  ☒

PART I

Item 1. Description of Business

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

A number of the presentations and disclosures in this Form 10-K, including any statements preceded by, followed by or which include the words “expects,” “intends,” “anticipates,” “plans,” “projects,” “estimates,” or similar expressions constitute forward-looking statements.

These forward-looking statements, implicitly and explicitly, include the assumptions underlying the statements and other information with respect to our beliefs, plans, objectives, goals, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business, including our expectations and estimates with respect to our revenues, expenses, earnings, return on equity, return on assets, asset quality and other financial data and capital and performance ratios.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, these statements involve risks and uncertainties that could cause actual results to differ materially from those reflected in such forward-looking statements. The Company expressly disclaims any obligation or undertaking to release any updates or revisions to any forward-looking statement contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any statement is based.

COMPANY OVERVIEW

Raybor Management, Inc. (“the Company”) is a holding company owning subsidiaries engaged in a number of diverse activities. On June 1, 2003, the Company acquired all of the issued and outstanding shares of capital stock of four corporations in exchange for the issuance of shares of the Company’s common stock. The acquired corporations, which are now wholly-owned subsidiaries of the Company, are IC Marketing, Inc., a Nevada corporation (“ICM”), American Consumer Publishing Association, Inc., an Oregon corporation (“ACPA”), Back 2

Backs, Inc., an Oregon corporation (“B2B”) and Freedom Financial, Inc., an Oregon corporation (“Freedom”). ICM and ACPA are in the magazine subscription business. B2B is in the business of operating medical clinics for pain management, with an emphasis on the treatment of lower back disorders through a new technology called spinal decompression. Freedom is in the business of providing account receivable factoring, equipment lease financing, business loans and other financial advisory services to third parties.

The acquisition of ICM, ACPA, B2B, and Freedom was conducted as a rollup with ICM and ACPA as the acquiring entities in accordance with SEC Staff Accounting Bulletin No. 97, “Accounting and Disclosure for Rollups of Businesses.” For purposes of historical reporting, the combined financial statements of ICM and ACPA, the largest operating unit in the group, are shown for comparative purposes as the historical operating entity of Raybor Management. Effective with the acquisition, ICM and ACPA have fully consolidated their financial activity with B2B and Freedom. B2B and Freedom’s financial activity is included from June 1, 2003 forward. Due to the relative sizes of the combined entities, pro forma results of Freedom and B2B are not presented.

DESCRIPTION OF OPERATIONS

Through its four subsidiaries, the Company operates in three functional segments: Direct Mail Marketing, Medical Services, and Financial Services. The Company has 102 full-time and 10 part-time employees.

Direct Mail Marketing:

IC Marketing and American Consumer Publishing Association (collectively “ICM”) are wholly-owned subsidiaries of the Company, comprising one of the largest independent direct marketing magazine subscription sales agents in the highly fragmented multi-billion dollar printing and publishing industry. ICM represents in excess of 800 publications to over 60 million consumers with an active customer base of 1,600,000 throughout all 50 states and Canada. ICM is a low cost provider of subscription acquisition, focusing on upscale consumers interested in higher-end business and lifestyle publications.

The magazine subscription sales industry is large and highly fragmented, with over 800 titles sold within the US and Canada. The Audit Bureau of Circulations (ABC) is an industry organization that compiles statistics relating to sales of magazines. According to the Magazine Publishers Association, the 700+ titles audited by the ABC in 2002 produced subscription sales of almost $7 billion. ICM’s 2003 revenue of $22.6 million is less than one-half of one percent of the subscription dollars of those publications.

ICM has grown from revenues of $2.6M in 1998, to $22.6M in 2003, representing a compound annual growth of approximately 54%. This growth has been driven by highly targeted direct marketing campaigns to affluent subscribers for subscriptions to high price/high margin publications. Recent expansion in the number of solicitations has enabled the Company to effectively add new customers and generate greater penetration into existing markets. In 2003, ICM mailed approximately 60 million solicitations for magazine subscriptions.

ICM’s successful strategies and efficient operations have produced a profitable business model. In addition to strong growth, the Company has always maintained a strong focus on cost containment and bottom line results. As the Company has grown, it has minimized overhead costs by establishing streamlined processes and cost-effective customer fulfillment.

Within the fragmented industry for direct marketing of magazine subscriptions, we believe there are few significant independent competitors that currently match ICM’s sophisticated nationwide direct marketing capabilities. ICM’s business model allows the Company to be poised to take advantage of several growth trends within the direct marketing industry, including e-commerce, and an increasing preference for goods and services delivered directly to the home or office.

Target Markets and Focus:

The majority of ICM’s target customer base is adults 40 to 70 years of age, with annual household incomes of over $75,000. Seventy percent of these customers are in the eastern half of the U.S. Because we represent many publications, we can cross sell to customers whose profile fits various types of higher-end magazines. As a result of the analysis of our customer base, we can match them with higher subscription price publications, reducing the cost of acquiring paid circulation for those publishers, while generating higher margins for ICM.

We believe our competitive advantages include:

•	Direct marketing capabilities allowing us to profile consumers in our database along demograpghic and psychographic dimensions and match subscription offers accordingly

•	Quality multi-publisher offering of lifestyle and business magazines

•	Large national customer database

•	Experienced and effective management

•	Proprietary customer management software

We believe ICM’s successful growth over the last five years has created a platform for continued growth and diversification. Building on a profitable core business in magazine subscription sales, ICM has the opportunity to enhance revenues and profits by continued growth in this area, and diversification into other direct marketing venues.

MARKET OPPORTUNITY

Over 17,000 magazines are distributed in the US. Approximately 765 of them are major publications that have their subscription sales tracked by the Audit Bureau of Circulations (ABC) and have a paid subscription base of 305 million, generating revenues of $6,924,000,000 in 2002.

Along with their own marketing efforts, magazine publishers contract with clearing houses to acquire subscriptions for their publications. The clearinghouses in turn solicit sales agents to directly market these subscription offers to consumers. Large clearing houses often have consumer marketing programs of their own, but they still work with independent sales agents in the subscription acquisition process. Publishers, clearing houses and sales agents create a multi-billion dollar per year industry in magazine subscription sales in the US alone.

Within the fragmented, multi-tiered, multi-billion dollar industry for direct marketing of magazine subscriptions, there are few significant independent sales agents that currently match ICM’s sophisticated nationwide direct marketing capabilities. The majorities of sales agents and clearing houses have relatively modest profits and do not pose significant competition to ICM. Individual publishers are much better funded and more sophisticated in their marketing efforts than the small sales agents, but these publishers have a vested interest in seeing the multi-tiered sales structure succeed. The publishers acquire substantial numbers of subscriptions from the clearing house/sales agent channel. The health of this channel is vital to the publisher’s well-being since most of their revenue comes from the sale of advertising within the publications, which is in turn dependent upon the number of paid subscribers to that publication.

The financial structure established to pay sales agents and clearing houses for the subscription sales efforts is highly lucrative for the sales agents. In most cases, the sales agents keep most of the subscription revenues. As an example, the publisher may offer through the clearing house/sales agent a subscription to one of its magazines for

$59.95, but only require the houses and agents to remit to the publisher $5.00. The sales agent keeps the remaining net dollars, with a small fee of only about one or two dollars paid to the clearinghouse for processing the order to the publisher. This works to the benefit of all parties since the houses and agents keep most of the subscription revenue, and the publishers grow the number of paid subscriptions to their publication, which in turn is the basis for advertising rates in the magazines.

As a sales agent, ICM concentrates its sales efforts on those magazines that charge higher subscription rates, thereby generating higher gross dollar volumes for the Company. Additionally, the subscribers to these publications tend to be of a more affluent demographic. The resulting database provides an excellent source for cross selling to other high-end publications, and for future utilization with the sale of products that target those affluent consumers.

MARKET STRATEGY

ICM’s strategy focuses on the successful implementation of direct marketing vehicles to secure magazines subscription sales. Direct mail, supported by our telemarketing service center, produced revenues in excess of $22 million during 2003. As the company grows, other products will be tested utilizing ICM’s proven ability to sell directly to customers. We intend to utilize web-based marketing whenever it can generate the same types of financial returns our current marketing channels produce.

We anticipate looking for strategic partners to support our growth and add to our offerings. Additionally, acquisitions may be appropriate if they fit our growth pattern, and are accretive to our bottom line.

Products/Services

ICM is one of the subscription sales providers used by publishers to sell subscriptions to over 800 national magazines. Forbes, Newsweek, U.S. News and World Report and Fortune are just a few of the leading publications for whom ICM solicits subscriptions. ICM has developed relationships with its major vendors, and is one of the largest independent subscription agents in the U.S. for many of them. These relationships have enabled ICM to provide a comprehensive array of top-quality, high-profile magazines offered at competitive prices.

ICM’s role in the magazine subscription sales process is to be the interface to the subscriber. ICM subscription prices are established by the publisher and communicated by way of clearing houses to sales agents like ICM. It is up to ICM how to communicate this offer to the public. Typically, ICM uses direct mail to a targeted list of consumers whose profile fits that of the readers for that specific publication. The subscription orders and payments are received in ICM’s White City, Oregon facility and processed there. Information regarding the subscriptions, along with the payment, or remittance, for that subscription is then sent to the clearing house for processing before going on to the publisher.

ICM also provides a telemarketing call center to support the sales process, and is developing a web-based marketing program to enhance the sales and marketing effort.

Sales Strategy

Positioning

One of the principal elements of success in the direct marketing industry is the ability of a supplier to sell its products and services to customers with offers that are convenient and compelling, often times at the lowest possible price. ICM has established itself as a leader in the industry, and as a single source provider of a full range of magazine titles supported by our customer service department in White City, Oregon.

Target Customers/ Demographics

The majority of ICM’s current customer base is adults 40 to 70 years of age, with annual household incomes of over $75,000. Seventy percent of the company’s customers are in the eastern half of the U.S. Because we represent many publications, we can cross sell to customers whose profile fits various types of higher-end magazines. As a result of our analysis of our customer base, we can match them with higher subscription price publications, reducing the cost of acquiring paid circulation for those publishers, while generating higher margins for ICM.

Promotion

ICM uses two separate but interrelated primary marketing channels to promote the sales of publications it represents:

•	Direct Mail – ICM has developed a sophisticated direct mail subscription program focused on upscale publications offering strong margin potential. In addition to our own databases, we acquire mailing lists from external list brokers. High margins, along with a customer-requested refund rate of less than two percent contribute toward making ICM a profitable enterprise.

•	Telemarketing - ICM uses telemarketing to support direct mail efforts at its call center in Medford, Oregon. The call center acts as a facility for incoming orders solicited by the direct mail subscription pieces, and as a customer support center for questions any of the 1,600,000 customers may have. Outgoing direct solicitations have also been successful through the call center.

Medical Services:

Back 2 Backs™ is a growing, three-year-old group of health-care facilities offering pain management services including an effective medical procedure for the relief of lower back pain using our treatment methodology and an FDA approved DRX spinal decompression system. Back 2 Backs has been successful in reducing pain among those who experience chronic lower back pain due to a variety of problems. Our treatment protocol, in many cases, can alleviate the necessity of surgical intervention. Seventy-seven percent of patients using spinal decompression begin to experience relief from back pain after the first week of sessions, and noticeable relief is usually seen after the initial ten treatments in a typical 20-treatment protocol. Each facility operates under the Back 2 Backs™ brand name. Our offices are usually designed to serve up to four patient/customers at a time per location. We intend to expand offerings to serve our patients as other pain management technology is developed.

We estimate that as many as eighty million people suffer from chronic back pain in the US. According to Forbes magazine, $100 billion a year is spent to treat this problem, and those expenditures are anticipated to grow each year. Surgery, physical therapy and medication have been the typical treatments used by physicians and chiropractors to deal with this condition. Back 2 Back’s customers seek out our services to address chronic lower back pain, in some cases because they may have health issues that preclude them from being surgical candidates. We feel that most individuals, when given the option between a non-surgical solution and a major invasive surgery, will choose the non-surgical approach. Back 2 Backs’ approach allows a consistent and effective method of decompression of the spine which addresses pain issues and provides long term resolution to chronic lower back problems resulting from spinal stenosis, herniated discs and degenerative disc disease.

Our target market is in the 45 to 75 year-old range, however, younger individuals also benefit from treatment. Back 2 Backs’ methodology is also effective for those individuals who have had unsuccessful spinal surgery. Back 2 Backs methodology is substantially less expensive and safer than surgical intervention. In Oregon, the typical cost for surgery and hospitalization to relieve a herniated disc is $40,000 as compared to approximately $7,500 for the entire Back 2 Backs process.

Due to the nature of the treatment and the lower cost versus surgery, spinal decompression is an alternative that has been accepted by numerous insurance companies.

History and Status

Back 2 Backs is a three-year old corporation offering state-of-the-art pain management medical technology including procedures to relieve lower back pain. The Company utilizes a marketing and customer relationship management strategy to provide better service and increase customer satisfaction

Original investors Thomas Purtzer, M.D., specializing in neurosurgery, Mark Peterson, M.D., specializing in orthopedics, and Robert Trujillo, M.D., specializing in anesthesiology, have each been involved in the medical industry for over 20 years. Dr. Purtzer currently serves as the Company’s medical director.

In October of 2000, we completed a yearlong test/study of the viability of the spinal decompression system in a doctor’s office in a single market. With the success of this test, Back 2 Backs was formed as a stand-alone clinic offering the spinal decompression system on a broader base.

As of December 31, 2003, Back 2 Backs has facilities in Medford and Eugene, OR., Fresno and Sacramento, CA., Reno and Las Vegas, NV. Additionally, we opened facilities in Boise, Idaho and Portland, Oregon in the first quarter of 2004. To date, all of our facilities are class A properties, two of which are maintained as owned assets, and the remaining are leased properties, some of which the Company has an option to buy. Currently negotiations are underway for locations in Phoenix, AZ., Tucson, AZ. Palo Alto, CA., and Spokane, WA., and multiple locations in Florida and southern California.

We believe that our competitive advantages are as follows:

•	86% success rate reducing back pain

•	Low-cost provider for relief of chronic back pain versus surgical alternatives

•	Business and marketing models developed over four years

•	Physician supervised

•	Dedicated property acquisition team with commercial real estate expertise

•	Customized methodology based on unique algorithm

•	Trademark pending on “Back 2 Backs” name

•	Working relationship with insurer-payers

•	Centralized IT and billing operations

Current Growth Objectives

•	Adding revenue-generating facilities, services and other revenue streams at sustainable margins

•	Acquisition of properties and leased space for six to ten future locations in 2004

•	Building out and outfitting new locations

•	Maximizing sales with an extensive marketing campaign to promote our services and establish the Back 2 Backs brand

•	Training Back 2 Backs staff to support and sustain prolonged growth under a new and aggressive marketing plan

•	Testing and adding a new line of services and treatment plans during 2004

Background

For many years, the estimated 80 million people who have back pain have had few options when dealing with it. Medicate the pain, manipulate the painful area, endure the pain, or surgically remove the pain. These options have had their own drawbacks: low success rates and cost prohibitive. Although these procedures have not been consistently successful, they have created a $100 billion industry.

Before the introduction of Back 2 Backs unique methodology and business model in conjunction with the use of the DRX System, people were faced with a life of pain if other procedures proved to be unsuccessful. Through Back 2 Backs methodology and the DRX system, the spine is allowed to decompress and rejuvenate.The DRX equipment uses exclusive technology to gradually relieve neurocompression often associated with lower back pain. The process has been proven to relieve pain by enlarging disc space, reducing herniation, strengthening outer ligaments to help move herniated areas back into place, and reversing high intradiscal pressures through the application of negative pressure.

In January of 2001, we completed a yearlong test/study of the viability of the DRX System in a single market, and the program experienced growth within a limited environment of a single doctor practice. With the success of this test, Back 2 Backs was formed as a stand-alone clinic, and was the first such facility in the marketplace using this business model. By establishing a clinic focused on back pain, using proprietary methodology developed by our medical director, Dr. Thomas Purtzer, and state-of-the-art decompression technology, we believe Back 2 Backs has separated itself from the other medical practitioners whose practices rely on treating a multitude of ailments, and billing for them in a traditional, less-cost effective manner. Backs 2 Backs methodology and business model are unique within the industry.

Key Factors to the Company’s Success

In 2000, Back 2 Backs was formed as a medical clinic to serve the growing need and expanding market for relieving back-related pain and disabilities. Through our proprietary methodology and the non-surgical DRX System, we believe Back 2 Backs is poised to establish a niche in the multi-billion dollar industry of treating lower back pain.

Management believes that Back 2 Back’s anticipated success in the marketplace will derive primarily from the following:

•	Back 2 Backs offers a low out-of-pocket cost solution to chronic back pain sufferers. Back 2 Backs treatment costs for an individual are normally covered by insurance.

•	All of Back 2 Backs locations are in class A commercial real estate properties.

•	Back 2 Backs utilizes a business and marketing model unique in the pain management field.

•	Back 2 Backs patients are treated as customers. A substantial amount of staff training is focused on customer relationship management. We believe a satisfied customer is our best advertising.

•	We believe we have established good relationships with local physicians and receive a portion of our patient/customers from referrals. We also use direct mail to a very targeted demographic to increase business.

•	Back 2 Backs has contracted with independent physicians to exam walk-in customers to determine if it is appropriate for them to have the DRX treatment prescribed for them.

•	Back 2 Backs locations are in easily accessible, high traffic areas that provide safety and convenience to our patient/customers.

•	We are establishing relationships with insurance payers with the objective of showing them that Back 2 Backs can be a lower cost solution to back pain. In Oregon, the typical cost for surgery and hospitalization to relieve a herniated disc is $40,000.00. Depending on reimbursement rates within individual states and from various insurers, the entire Back 2 Backs process may cost the insurer between $4000.00 and $7500.00 per patient.

Market Opportunity

The back pain management market is growing, and according to Forbes magazine, the market for these products and/or services is well in excess of 100 billion, and is expected to grow annually.

We believe the area of most promising growth in the pain management market is in non-surgical procedures that allow for less invasive, less expensive procedures. Management believes that a non-surgical method or procedure with a lower cost factor and a higher success rate over conventional procedures will be in a position to experience significant growth and acceptance not only from the patient, but also by insurance carriers.

We estimate the market consists of over 80 million lower back pain sufferers. Back 2 Backs current facilities allow us to serve markets in three different states with almost 1,000,000 people in our target demographic within those markets. Several of our current and planned expansion markets can tolerate more than one location due to their significantly higher demographic content. The market with the smallest number of potential patient/customers (60,000) in our target demographic is in Medford, Oregon, and we have been profitable in that location.

Insurance providers within our local and interstate market places have approved the Back 2 Backs treatment protocol, thereby, giving medical doctors the ability to refer directly to Back 2 Backs. Our independent, contract physicians can refer any walk-in patients. The medical referral base has increased since our treatments reduce the risks and affiliated liability of surgery, creating greater benefit not only for patients but also for the referring physicians and insurance companies. Back 2 Backs treatments can often alleviate surgery as a primary means of dealing with lower back problems, and provide the patient with a safe, non-invasive alternative for some of the most serious of back problems.

Back Decompression Technology

Most cases of lower back pain have been treated or managed through a variety of traction devices and manual therapy techniques that date back to the last century. It was only in 1991 that a viable technology replaced traction and manual therapy for conditions relating to the lower back. In 1996, the FDA approved the VAX-D, the first spinal decompression machine based on this technology, for treatment of lower back pain, and clinical studies showed that it achieved a 70% success ratio in reducing back pain among patients. Prior to this development, manual therapy, back braces, complete bed rest and other durable stabilization equipment were the primary option for individuals who had experienced herniated disks and subsequent painful lower back problems. In the late 1990s, the DRS system (distraction reduction stabilization) for spinal decompression was developed, and received approval from the FDA for use in the United States. DRX 9000, the current state-of-the-art equipment using this technology, was developed in 2001 by Axiom Worldwide.

The FDA approved DRX 9000 system, along with the Back 2 Backs treatment protocol developed by our medical director, Dr. Thomas Purtzer, has proven to be successful in the management and elimination of lower back pain associated with:

•	Herniated/ Bulging disks

•	Stenosis of the Spine

•	Recurrent pain from failed surgical procedures

•	Degenerative Disk Disease

•	Sciatica

•	Posterior Facet Syndrome

•	Inflammation of muscular tissue in the lumbar region

Financial Services:

Freedom Financial, Inc. is a specialized commercial finance company principally engaged in providing small to medium sized companies with working capital through the discounted purchase of their accounts receivable, the financing of the manufacturing costs of products for which they have an existing purchase order, or by providing lines of credit to those companies. By utilizing the services provided by Freedom Financial, the client can generally achieve a shorter average collection time on their receivables than they would on their own. This immediate access to working capital, expedited by a rapid approval process, enables the client to gain access to and realize improved terms and discounts on the purchase of goods and services from suppliers. The practice of purchasing accounts receivables is known as “factoring”, and the practice of short-term financing of manufacturing costs we practice is known as “purchase-order financing”. Factoring, purchase-order financing and lines of credit are all forms of “asset-based financing”.

Freedom also provides assistance to clients in the form of credit information, accounts receivable management, accounts receivable collections and financial statement review. These other services provide value to the client by reducing their accounts receivable, credit, collection, and accounting costs and responsibilities, and reducing their exposure to potentially problematic customers.

In addition to the previously mentioned forms of asset-based financing, Freedom Financial may take advantage of other asset-based financing opportunities, particularly in the areas of lease transaction brokering if they assist in attaining overall corporate objectives.

Target Markets

Freedom Financial’s target markets can be divided into two categories of asset-based financing: Accounts Receivable Financing, or “Factoring”, and Purchase Order Financing.

•	Accounts Receivable Financing or “Factoring” - short-term accounts receivable purchases in the $1,000 to $250,000 range over a period of 10 to 75 days. Clients come from transportation, electronics, manufacturing and temporary labor staffing industries.

•	Purchase Order Financing - short-term purchase order financing in the $5,000 to $250,000 range over a period of 30 to 120 days. Clients come from manufacturing industries.

Lease transaction brokering of medical equipment is a service provided by Freedom Financial to enable medical practices and clinics to obtain state-of-the-art technology necessary for the growth of their business. Leasing clients represent medium term leasing accommodations in the $70,000 to $250,000 range over a period of one to five years.

MARKET OPPORTUNITY

Secured, non-conventional lending is an area we feel will experience substantial growth. On average, factoring provides a minimum 1% return at 10 days, and a maximum 6% return at 75 days. Individual consumers and high volume commercial clients are willing to pay for immediate availability of cash based products. Therefore, Freedom Financial Inc. is postured for growth into several various markets.

Factoring clients are often new businesses, or mature businesses that are experiencing rapid expansion. These companies may have limited capitalization or cash flow that is insufficient to qualify for financing from other sources such as banks. Typically, the additional financial services provided by Freedom Financial enable clients to operate their growing businesses more efficiently. It gives them the ability to obtain discounts from suppliers by being able to pay them more quickly and to achieve operational economies of scale. This, in turn, enhances profitability and increases production.

As Freedom Financial’s clients achieve growth and profitability through the use of the resources our company provides, often times they are eventually able to qualify for sources of financing through banks at a reduced cost.

RISKS FACTORS RELATING TO THE COMPANY’S BUSINESS:

Direct Mail marketing:

1.	Individual publishers can cease using ICM to solicit subscriptions for their magazines when it is in their interest to do so. Publishers need paid subscribers to validate their worth to advertisers. Sales agents play the role of consumer marketing arms for publishers. When, however, a publisher doesn’t need sales agents for specific publications during a specific time period, the publisher will stop using the agent without any downsizing expense.

2.	The federal government may place more substantial regulations on direct mail, as it has on telemarketing, which may cause it to be far less profitable to operate direct mail businesses.

3.	Individual state agencies may try to regulate direct marketing within their jurisdictions, creating a far more complex and time-consuming regulatory environment in which to run a business.

4.	Postal costs may rise and individual companies have very little, if any, ability to affect the timing or degree of those cost increases. These cost increases directly affect the operating profits of the company.

5.	Publishers may require more substantial remittance fees, which will have a direct impact on the revenues ICM earns. The level of remittance fees is determined purely on market dynamics, and can fluctuate substantially within a short period of time.

Medical Services:

1.	The Company’s business model may not translate into other markets due to variation in market size and make-up, reimbursement rate and acceptability by insurers, and our ability to successfully market the service in varying locations.

2.	Insurance coverage could be reduced or eliminated by the government or insurers. The Company is dependent on insurance reimbursement from Medicare and private insurance carriers. A reduction or elimination of the reimbursement rate would affect the Company’s profitability.

3.	Transitioning from six facilities to 20+ may present management problems the current management team cannot foresee or handle. Expanding too quickly may strain the Company’s financial and managerial resources.

4.	Competition may arise from strong, well-funded competitors. There is no guarantee that competitors will not be able to duplicate our treatment methodology.

5.	Patient litigation may arise from the use of the DRX spinal decompression system. As in many medical procedures, there is an inherent risk of patient litigation.

RISK FACTORS (continued)

Financial Services:

1.	Parties responsible for the payment of invoices that Freedom Financial has purchased are no longer capable of paying those invoices and Freedom Financial’s clients are not capable of refunding the invoice amount to Freedom Financial.

2.	The regulatory environment could become much more restrictive regarding factoring or the financial requirements imposed by state and federal authorities.

3.	Banks could become more liberal in their credit policies and create more competition for us.

4.	Growth could be limited by available capital. Expansion of the Company’s factoring business will require access to additional capital

5.	The company’s corporate parent may encounter financial hardships that impact the operation. The Company’s factoring business is dependent on infusions of capital from the parent company.

Item 2. Description of Property

The Company’s headquarters are located in a leased office building in Medford, Oregon. As of December 31, 2003, the Company owned or leased the following properties:

DESCRIPTION	LOCATION	OWNED/LEASED
Corporate headquarters	Medford, Oregon	Leased
ACPA customer service & data entry center	White City, Oregon	Leased
Freedom Financial, Inc. office building	Medford, Oregon	Leased
Back 2 Backs medical clinic	Medford, Oregon	Owned
Back 2 Backs medical clinic	Eugene, Oregon	Owned
Back 2 Backs medical clinic	Fresno, California	Leased
Back 2 Backs medical clinic	Sacramento, California	Leased
Back 2 Backs medical clinic	Reno/Sparks, Nevada	Leased
Back 2 Backs medical clinic	Las Vegas, Nevada	Leased

The Company considers its facilities suitable and adequate for the purpose for which they are used and does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities.

Item 3. Legal Proceedings

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. In the opinion of management, the ultimate liability, if any, of the Company from all such proceedings, will not have a material adverse effect on the Company’s financial position or results of operations.

In 2001, the State of Oregon filed suit in an Oregon state court, naming American Consumer Publishing Association, Inc. (ACPA), IC Marketing, Inc. (ICM), and Dennis Simpson as defendants. The suit alleges that the Company’s magazine marketing pieces constitute simulated invoices, and that certain aspects of the magazine subscription business constitute unlawful trade practices. In 2003, the court ruled in favor of the Company and issued an order granting summary judgment to ACPA. The suit is still pending with regard to ICM and Dennis Simpson, and is scheduled to go to trial in June 2004.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

There is no public trading market for the Company’s common stock, the issued and outstanding shares of which are held by fifteen stockholders. The Company has never paid a cash dividend on its common stock and does not expect to pay dividends in the foreseeable future.

The Company has no compensation plans or individual compensation arrangements under which its equity securities are authorized for issuance.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

We operate in a rapidly changing environment that involves a number of risks, some of which are beyond our control. Forward-looking statements in this document and those made from time to time by us are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Forward-looking statements concerning the expected future revenues or earnings or concerning projected plans, performance, product development, product release or product shipment, as well as other estimates related to future operations are necessarily only estimates of future results and there can be no assurance that actual results will not materially differ from expectations. As a result, the actual results may differ materially from those projected in the forward-looking statements.

Overview:

Raybor Management is a rapidly growing, profitable, publicly-reporting company operating in three functional segments: Direct Mail Marketing, Medical Services, and Financial Services.

Direct Mail Marketing: The Company markets subscriptions for more than 800 publications to over 60 million households with an active customer base of 1,600,000 throughout all 50 states.

Medical Services: Three-year old company operating pain management clinics under the trade name Back 2 Backs, Inc. The Company specializes in the relief of back pain by using an FDA approved spinal decompression system.

Financial Services: Focusing on accounts receivable financing (factoring), purchase order financing, and inventory financing.

Results of Operations:

2003 vs. 2002

Consolidated revenues increased 23% to $23.7 million in 2003 vs. $19.2 in 2002. The increase of $4.5 million is attributable to growth in the Company’s direct mail marketing business in the amount of $3.4 million, with the remaining increase of $1.1 million coming from the acquisition of Back 2 Backs, Inc. and Freedom Financial, Inc., on June 1, 2003 (see footnote 1, Organization and Business Operations). The growth in the Company’s direct mail marketing revenue is primarily a result of significantly expanding the number of direct mail magazine subscription offers delivered in 2003 as compared to the previous year.

Cost of revenues increased to $15.2 million in 2003 as compared to $11.0 million during 2002. The increase is mainly a result of significantly expanding the number of direct mail magazine subscription offers delivered in 2003 to approximately 61 million as compared to approximately 46 million in the previous year. In addition, cost of revenues in 2003 includes approximately $0.6 million for Back 2 Back 2 Backs, Inc. and Freedom Financial, Inc., versus –0- in 2002.

Operating expenses increased to $4.9 million in 2003 versus $2.2 million for 2002 due to legal and accounting costs associated with the Company’s acquisitions, commission expenses pertaining to the acquisition of a mail list database, along with additional hiring of administrative staff, plus the increased selling, general and administrative costs associated with the operations of Back 2 Backs and Freedom Financial in 2003. Additionally, the Company had increased administrative costs associated with becoming a publicly reporting entity. Selling expenses increased to $0.3 million in 2003 vs. –0- last year due to commission expenses in the Company’s direct mail business, and advertising in the medical services division. Payroll and related costs were $1.9 million in 2003 compared to $0.8 million last year due to the acquisitions of Freedom Financial, Inc and Back 2 Backs, Inc., and expansion of the Company’s corporate staff.

The Company generated operating profit of $3.6 million in 2003 compared to operating profit of $6.0 million last year. The decrease in operating profit is due to the higher direct mail processing costs associated with the increase in direct mail offers delivered as noted above. Also, the inclusion of Back 2 Backs, Inc. and Freedom Financial, Inc. decreased the Company’s operating profit by $0.8 million in 2003.

Liquidity and Capital Resources

On December 31, 2003, the Company had assets of $8.6 million compared to $4.7 million on December 31, 2002. The increase is primarily attributable to an increase in accounts receivable, notes receivable, and property and equipment associated with the acquisitions of Back 2 Backs, Inc. and Freedom Financial, Inc. (See footnote 1, Organization and Business Operations). The Company had total stockholders’ equity of $1.2 million at December 31, 2003, as compared to $(0.2) million at December 31, 2002.

Accounts payable decreased to $0.7 million at December 31, 2003 compared to $2.0 million at December 31, 2002 primarily due to the purchase of $1.4 million of mail lists at the end of 2002. Accrued expenses increased to $0.7 million at December 31, 2003 vs. $0.4 million at December 31, 2002 mainly due to accrued publisher remittances, customer refunds, audit fees, and an escrow reserve.

Net cash generated from operating activities was $1.9 million in 2003 and $7.9 million in 2002. The change in cash from operating activities in 2003 versus 2002 was principally due to an increase in the number of direct mail offers delivered in 2003 in order to expand the Company’s direct mail customer data base, and the increase in overhead associated with the Company’s acquisition and conversion from a subchapter S corporation to a publicly reporting entity. Also, cash flow from operations during 2003 includes a provision for income taxes in the amount of $0.6 million, and payment of a deferred tax liability in the amount of $0.4 million. There was no provision for income taxes in 2002 due to the Company’s election to be taxed as a Subchapter S corporation.

Net cash used in investing activities was $0.2 million and $0.1 million for 2003 and 2002, respectively. The Company received $0.9 million from the sale of a building in 2003, but this was offset by a $0.9 million increase in loans made to outside parties from the Company’s financial services segment.

Net cash used in financing activities was $2.0 million and $7.8 million for 2003 and 2002, respectively. This was principally due to distributions paid to a shareholder when the company was structured as a S-corporation.

Item 7. Financial Statements

The report of independent auditors and financial statements are set forth in this report beginning on Page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

On May 5, 2003, the Company dismissed Stephen J. Busch as the Company’s independent auditor and appointed Pohl, McNabola, Berg & Company LLP as the Company’s independent auditors for the year ended December 31, 2003. The change in independent auditors was made in connection with the Company’s acquisition of ACPA, ICM B2B and Freedom as described in item 1 above. During the years ended December 31, 2003 and 2002, there were no disagreements between the Company and Stephen J. Busch on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 8A. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures. In accordance with Rule 13a-15(b) of the Securities Exchange Act of 1934 (the “Exchange Act”), an evaluation was carried out by the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation of these disclosure controls and procedures, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report, to ensure that material information relating to the Company was made known to them particularly during the period for which this annual report on Form 10KSB was being prepared.

(b) Changes in internal controls over financial reporting. There was not any change in the Company’s internal controls over financial reporting that occurred during the fiscal year to which this report relates that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The Company’s officers and directors as of December 31, 2003 consist of the following persons:

NAME	AGE	OFFICE	SINCE
Jeffrey D. Hoyal	42	President and CEO, Director	2003
Robert G. Couch	51	Senior Vice President, Chief Marketing Officer, Director	2003
David A. Yost	46	Chief Financial Officer, Treasurer, Director	2003
Alan R. Herson	57	Corporate Counsel, Secretary, Director	2003
Stephen A. Pugsley, Sr.	42	Director	2003
William S. Strickler	41	Director	2003

Each director serves until the next annual meeting and his successor is elected or until his earlier resignation or removal.

Jeffrey Hoyal, President/CEO, Chairman, has been the Company’s President and Chief Executive Officer and a Director since May 2003. Since 1993, Mr. Hoyal has been the co-founder and director of Hoyal & Associates, a business consulting firm in Medford, Oregon and was President and sole shareholder of Freedom Financial, Inc., a financial services firm also located in Medford, Oregon. Mr. Hoyal has substantial experience in advising start-up companies, new business development, tax planning, strategic planning and human resource planning. He has BS and MS degrees in Business Administration from Southern Oregon University and has completed his law school education at Golden Gate University School of Law and Howard Taft University School of Law. He is currently a PhD candidate at Touro University and working towards his completion of an L.L.M. in International Tax Law at St. Thomas University School of Law.

Robert G. Couch, Senior Vice President, Chief Marketing Officer, Director, has been with the Company since May 2003. Since January 2001, Mr. Couch has been the principal of Robert Couch & Associates, Inc., a Menlo Park, California corporate marketing and management consulting firm. From August 1998 to January 2001, he was Senior Vice President, Corporate Marketing at ZiLOG, Inc., a Campbell, California semiconductor manufacturer. Mr. Couch has a B.A. degree in history from Christian Brothers University and an M.A. degree in communications from the University of Memphis. He also attended the Executive Financial Management Program at the Wharton School of Business. Mr. Couch resigned from his position as the Company’s Senior Vice President, Chief Marketing Officer, and Director effective January 1, 2004.

David A. Yost, Chief Financial Officer, Director has been the Company’s Chief Financial Officer and Treasurer and a Director since May 2003. Since October 2002, Mr. Yost has been the Chief Financial Officer of the Company’s subsidiary, American Consumer Publishing Association, Inc., located in White City, Oregon and in the magazine subscription/direct mail marketing business. From November 1999 to October 2002, he was Controller of Pacific Scientific Instruments, Inc., a subsidiary of Danaher Corporation and a manufacturer of precision instruments located in Grants Pass, Oregon. From February 1998 to November 1999, Mr. Yost was Controller of Polysonics, Inc., a subsidiary of Thermo Electron Corporation, and a precision instrument manufacturer located in Houston, Texas. Mr. Yost has a Bachelors Degree in Business Administration from Western Michigan University and a Masters Degree in Business Administration from Webster University. He is a certified public accountant licensed in Texas and Oregon, and a certified management accountant.

Alan R. Herson, Corporate Counsel, Director, has been the Company’s Corporate Counsel and Secretary and a Director since May 2003. Since December 2001, Mr. Herson has been legal counsel to American Consumer Publishing Association, Inc. and has been a practicing attorney for over the past five years. Mr. Herson received a Bachelors Degree in Business Administration from the Baruch School of Business of the City College of New York and a Juris Doctor Degree from U.C.L.A. He has been a member of the California Bar since 1971 and the Oregon Bar since 1994. He has litigated cases in California and Oregon State courts, U.S. district courts in Oregon and California, the United States Tax Court, and has argued appellate cases before the Ninth Circuit and Oregon Supreme Court.

Stephen A. Pugsley, Sr., Director, has been a Director of the Company since May 2003. Since August 2002, Mr. Pugsley has been at Back 2 Backs, Inc., most recently assuming the position of President in June 2003. From February 1999 to August 2002, he was a consultant with Hoyal & Associates focusing on business development and from January 1996 to February 1999, he was a national director with responsibilities in sales and corporate training at Mannatech, Inc., a manufacturer of neutraceuticals.

William Strickler, Director, received his BA from St. John’s College, Camarillo California, and is currently a member in good standing with The National Association of Credit Managers. He has worked extensively with Hughes Aircraft GM Corporate and with Hoyal & Associates serving as a Diversified Business Consultant for many years. He served a four-year term as Director of Admissions for The American College, Catholic University of Louvain, Belgium. Currently he is the President of Freedom Financial.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Schedule 13D and Form 4’s were filed with the Securities and Exchange Commission on June 1, 2003 in compliance with section 16(a).

Based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 2003, the Company believes that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC.

There is no arrangement between any of the directors or executive officers and any other person or persons, pursuant to which he was or is to be selected as a director or executive officer.

Code of Ethics:

We have adopted a “Code of Ethics for Senior Officers.” A copy of the Code Ethics for Senior Officers is maintained at the Company’s corporate office in Medford, OR. In the event we make any amendments to, or grant any waivers of, a provision of the Code Ethics for Senior Officers that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on a Form 8-K or on our next periodic report.

The Company does not have an audit or any other committees of the Board of Directors. The Company does not have an outside financial expert serving on the Board of Directors because the Company is not listed with a stock exchange and there is no public trading of the Company’s stock.

Item 10. Executive Compensation

The following table sets forth certain summary information regarding compensation paid by the Company to corporate officers for services rendered during the period of January 1, 2003 through December 31, 2003 including payments made from subsidiary companies.

Summary Compensation Table

Name and Principal Position	Year	Base Salary	Bonus		Auto Allowance	Stock Purchase Reimbursement	Total
Jeffrey D. Hoyal, President & CEO	2003	$131,888	$172,703		$-0-	$-0-	$304,591
Robert G. Couch, Senior Vice President	2003	240,000	68,000	(a)	-0-	7,000	$315,000
David A. Yost, Chief Financial Officer	2003	96,000	500		6,000	7,000	109,500
Alan R. Herson, Corporate Counsel & Secretary	2003	72,000	500		-0-	7,000	79,500

(a)	accrued in 2003 and paid in 2004

Compensation of Directors:

Directors received no remuneration for their services during 2003.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of December 31, 2003 based on information available to the Company by (I) each person who is known by the Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons with the Securities and Exchange Commission or as reflected on the books and records of the Company’s stock transfer agent; (ii) each of the Company’s directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.

Title and Class of Stock	Name and Address	Shares Beneficially Owned (1)	Percent
Class A Common	Dennis L. Simpson 975 Roberta Lane, #104 Sparks, NV 89431	22,095,036	64.68%

Class A Common	Jeffrey D. Hoyal 3976 Bellinger Lane Medford, OR 97501	7,095,036	20.77%

Class A Common	Noreen M. Ackermann 147 Strawberry Lane Ashland, OR 97520	2,006,000	5.87%

Class A Common	Robert G. Couch 221 West 10th Street Medford, OR 97501	200,000.59%

Class A Common	David A. Yost 221 West 10th Street Medford, OR 97501	200,000.59%

Class A Common	Alan R. Herson 221 West 10th Street Medford, OR 97501	200,000.59%

Class A Common	Stephen A. Pugsley, Sr. 975 Roberta Lane, #104 Sparks, NV 89431	200,000.59%

Class A Common	William S. Strickler 221 West 10th Street Medford, OR 97501	200,000.59%

Class A Common	All Executive Officers and Directors as a group (6 persons)	8,095,036	23.70%

(1)	A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this annual report upon the exercise of options or warrants. Each beneficial owner’s percentage ownership is determined by assuming that options or warrants that are held by such person and which are exercisable within 60 days of the date of this annual report have been exercised. Unless otherwise indicated, we believe that all persons named in the table have voting and investment power with respect to all shares of common stock beneficially owned by them.

Item 12. Certain Relationships and Related Transactions.

A. SP&H Corporation

During 2003, the Company made or accrued payments to SP&H Corporation totaling $88,083 for Company use of a private plane owned by SP&H Corporation. SP&H is controlled by Jeff Hoyal and Dennis Simpson. Jeff Hoyal is the president and CEO of Raybor Management, and Dennis Simpson is a majority shareholder of the Company.

B. Simpson & Hoyal G.P.

Simpson & Hoyal G.P. is a general partnership owned by Dennis Simpson and Jeff Hoyal. During 2003, the Company entered into the following transactions with the partnership:

a). Made rent payments totaling $60,661 for properties occupied by the Company and owned by Simpson & Hoyal, G.P.

b). Paid $15,880 for Company use of a private plane owned by the partnership.

c). Factored an accounts receivable in the amount of $29,728 owed to the partnership from a third party.

C. Indian Motorcycle of Medford, Inc.

The Company loaned $200,000 to Indian Motorcycle of Medford, Inc., a corporation controlled by Dennis Simpson and Jeff Hoyal. The note is due in September 2004 and carries an annual interest rate of 12%. As of December 31, 2003 the balance due including accrued interest is $212,741.

D. Jeffrey D. Hoyal

The following related party transactions were identified with regard to Mr. Hoyal:

a). The Company loaned $958,000 to Premier Home & Improvement, a corporation owned by a relative of Mr. Hoyal. The loan carries an annual interest rate of 12%.

b). The Company remitted certain magazine subscriptions through Western Pacific Publishing (WPP), a corporation owned by a relative of Mr. Hoyal. Total remittances through WPP were $716,622 in 2003 and $163,712 in 2002.

c). The Company remitted certain magazine subscriptions through Mid-West Magazine Services (MWMS), a corporation owned by a relative of Mr. Hoyal. Total remittances through MWMS were $522,243 in 2003 and $279,886 in 2002.

E. Dennis L. Simpson

As of December 31, 2003, the Company has a note payable to Mr. Simpson in the amount of $911,000 as a result of loans from Mr. Simpson to the Company. The note carries an annual interest rate of 12%.

Item 13. Exhibits and Reports on Form 8-K

Reports:

1). Change in control of registrant and change in registrant’s certifying accountant filed on May 9, 2003 and incorporated herein by reference.

2). Acquisition of IC Marketing, Inc., American Consumer Publishing Association, Inc., Freedom Financial, Inc., and Back 2 Backs, Inc., filed on June 13, 2003, and incorporated herein by reference.

3). Change in fiscal year, filed on November 13, 2003, and incorporated herein by reference.

Exhibits:

1). The following exhibits were filed on Form 8-K/A on August 15, 2003:

99.1	Financial statements of IC Marketing, Inc.

99.2	Financial statements of American Consumer Publishing Association, Inc.

99.3	Financial statements of Back 2 Backs, Inc.

99.4	Financial statements of Freedom Financial, Inc.

99.5	Proforma financial information for the years ended December 31, 2002, 2001, and 2000.

99.6	Proforma financial information for the five-month period ended May 31, 2003.

Item 14. Principal Accountant Fees and Services.

Audit Fees: The aggregate fees billed for each of the last two fiscal years for services rendered by our principal accountant for the audit of our annual financial statement, review of financial statements included in our form 10QSB’s, and preparation of income tax filings for the fiscal years ended December 31, 2003 and 2002 are $140,000 and $164,000, respectively.

Audit Related Fees: $126,000 in 2003 and $157,000 in 2002

Tax Fees: $14,000 in 2003 and $7,000 in 2002.

All Other Fees: None

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Raybor Management, Inc.

By:	/s/ Jeffrey D. Hoyal

Jeffrey D. Hoyal, Chief Executive Officer

Dated: March 26, 2004

In accordance with the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jeffrey D. Hoyal Jeffrey D. Hoyal, Chief Executive Officer	March 26, 2004

/s/ David A. Yost David A. Yost, Chief Financial Officer	March 26, 2004

/s/ Stephen A. Pugsley Stephen A. Pugsley Director	March 26, 2004

/s/ William Strickler William Strickler Director	March 26, 2004

RAYBOR MANAGEMENT, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

RAYBOR MANAGEMENT, INC.

FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

C O N T E N T S

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders

Raybor Management, Inc.

We have audited the consolidated balance sheets of Raybor Management, Inc., as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholder’s equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raybor Management, Inc., as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Pohl, McNabola, Berg & Co., LLP

Pohl, McNabola, Berg & Company LLP

San Francisco, CA

March 19, 2004

RAYBOR MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS

AS OF DECEMBER 31, 2003 AND 2002

	(in thousands)
	2003	2002
Assets
Current Assets
Cash and cash equivalents	$540	$787
Accounts receivable – gross	2,765	175
Allowance for doubtful accounts	(277)	—
Advances to related party	—	207
Accrued interest receivable	50	—
Notes receivable – net	1,033	522
Prepaid mail costs, net of amortization	1,119	2,723
Deferred tax asset	181	—
Other current assets	46	—

Total Current Assets	5,457	4,414

Property and Equipment, Net of Depreciation	2,321	219

Other Assets
Notes receivable - long term	766	71
Other	12	—

Total Other Assets	778	71

Total Assets	$8,556	$4,704

(continued)

RAYBOR MANAGEMENT, INC.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

AS OF DECEMBER 31, 2003 AND 2002

	(in thousands)
	2003	2002
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$707	$1,951
Commissions payable	154	—
Accrued expenses	711	356
Income taxes payable	11	—
Deferred income taxes payable-current	361	433
Current portion of long-term debt	42	—
Current portion of capital leases	134	—
Bank line of credit	500	—
Notes payable – related party	911	—
Deferred revenues	2,346	1,840

Total Current Liabilities	5,877	4,580

Long Term Liabilities
Capital lease obligations	439	—
Long-term debt, net of current maturities	997	—
Deferred income taxes	15	361

Total Long Term Liabilities	1,451	361

Total Liabilities	7,328	4,941

Shareholders’ Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized; 34,156,180 and 27,156,000 issued and outstanding as of December 31, 2003 and 2002, respectively	3	3
Accumulated earnings/(loss)	1,225	(240)

Total Shareholders’ Equity	1,228	(237)

Total Liabilities and Shareholders’ Equity	$8,556	$4,704

RAYBOR MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	(in thousands, except per share amounts)
	2003	2002
Total Revenues	$23,681	$19,219

Cost of Sales
Direct mail costs	14,537	11,037
Medical related	463	—
Other	152	—

Total Cost of Sales	15,152	11,037

Gross Profit	8,529	8,182

Operating Expenses
Sales and marketing	255	—
Payroll and related	1,887	813
General and administrative	2,576	1,335
Depreciation and amortization	214	39

Total Operating Expenses	4,932	2,187

Income from Operations	3,597	5,995

Other Income (Expense)
Interest income	15	64
Interest expense	(206)	—
Gain on sale of asset	95	—
Other income/(expense)	—	(39)

Total Other Income (Expense)	(96)	25

Income Before Income Taxes	3,501	6,020

Provision for Income Taxes	(580)	—

Net Income	$2,921	$6,020

Earnings per share	$0.09	$0.22

Average common shares outstanding, basic and diluted	31,611	27,156

RAYBOR MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

(IN THOUSANDS)

	Common Stock		Retained Earnings	Total
	Shares	Amount
Balance, December 31, 2001	27,156	$3	$1,236	$1,239

Net income	—	—	6,020	6,020

Shareholder distributions	—	—	(7,496)	(7,496)

Balance, December 31, 2002	27,156	$3	$(240)	$(237)

Net income	—	—	2,921	2,921
Acquisition of Back 2 Backs	3,000	—	(52)	(52)
Acquisition of Freedom Financial	4,000	—	(180)	(180)
Shareholder contributions	—	—	817	817
Shareholder distributions	—	—	(2,041)	(2,041)

Balance, December 31, 2003	34,156	$3	$1,225	$1,228

RAYBOR MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	(in thousands)
	2003	2002
Cash Flows From Operating Activities:
Net Income	$2,921	$6,020
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	214	39
Amortization of deferred mail costs	14,537	11,037
Equity in loss of Back 2 Backs, Inc.	—	39
Accrued interest on the receivable from related party	—	(27)
Allowance for bad debt	108	—
Changes in operating assets and liabilities:
Accrued interest receivable	(40)	—
Accounts receivable - trade	(964)	(6)
Notes receivable	(530)	(478)
Deferred mailing costs	(12,864)	(8,517)
Advances to affiliate	17	—
Prepaid expenses	48	1
Deferred tax asset	(181)
Accounts payable and accrued expenses	(1,273)	(348)
Deferred revenue	506	149
Income taxes payable	10	—
Deferred taxes payable	(418)	—
Other current liabilities	(153)	—

Net cash provided by operating activities	1,938	7,909

Cash Flows From Investing Activities:
Proceeds from sale of building	913	—
Purchases of capital equipment	(328)	(146)
Advances on note receivable	(943)	—
Cash from acquisitions	179	—

Net cash used in investing activities	(179)	(146)

Cash Flows From Financing Activities:
Advances and distributions (to)/from shareholder	(1,224)	(7,751)
Proceeds from borrowings	97	—
Proceeds from borrowings – related party	42	—
Repayment of borrowings	(421)	—
Repayment of borrowings, related party	(500)	—

Net cash used in financing activities	(2,006)	(7,751)

(Decrease)/Increase in cash and cash equivalents	(247)	12

Cash and cash equivalents, beginning of year	787	775

Cash and cash equivalents, end of year	$540	$787

RAYBOR MANAGEMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002

	(in thousands)
	2003	2002
Supplemental disclosures of cash flow information:
Cash paid during the year for
Interest	$206	$—
Taxes	$1,170	$—
Supplemental schedule of non-cash activities
Acquisition of Back2 Backs, Inc., on June 1, 2003:
Assets acquired
Property and equipment, net	$2,866
Accounts receivable and other assets	574
Cash	76

Total assets acquired	3,516

Liabilities acquired	3,568

Net assets acquired	$(52)

Acquisition of Freedom Financial, Inc., on June 1, 2003:
Assets acquired
Property and equipment, net	$34
Notes receivable	1,463
Accounts receivable and other assets	832
Cash	103

Total assets acquired	2,432

Liabilities acquired	2,612

Net assets acquired	$(180)

RAYBOR MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

THOUSANDS OMITTED, EXCEPT SHARE AMOUNTS

1.    Summary of Significant Accounting Policies

Organization and Business Operations

Raybor Management Inc. (“the Company” or “Raybor”) was incorporated in Delaware on March 3, 2000 to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic or foreign private business.

Effective as of June 1, 2003, the Company acquired all of the issued and outstanding shares of capital stock of four corporations in exchange for the issuance of shares of the Company’s common stock. The acquired corporations, which are now wholly-owned subsidiaries of the Company, are IC Marketing, Inc., a Nevada corporation (“ICM”), American Consumer Publishing Association, Inc., an Oregon corporation (“ACPA”), Back 2 Backs, Inc., an Oregon corporation (“B2B”) and Freedom Financial, Inc., an Oregon corporation (“Freedom”). ICM and ACPA are in the magazine subscription business. B2B is in the business of operating medical clinics which offer the treatment of lower back disorders through a new technology called spinal decompression and the management of chronic pain. Freedom is in the business of providing account receivable and equipment lease financing, business loans and other financial advisory services to third parties.

The acquisition of ICM, ACPA, B2B and Freedom was conducted as a rollup with ICM and ACPA as the acquiring entities in accordance with SEC Staff Accounting Bulletin No. 97, “Accounting and Disclosure for Rollups of Businesses”. For purposes of historical reporting, the combined financial statements of ICM and ACPA, the largest operating unit in the group, are shown for comparative purposes as the historical operating entity of Raybor Management. Effective with the acquisition, ICM and ACPA have fully consolidated the financial activity with B2B and Freedom. B2B and Freedom’s financial activity is included from June 1, 2003 forward. Due to the relative sizes of the combined entities, pro forma results for Freedom and B2B were not material and are not presented for periods prior to June 1, 2003.

Basis of presentation

These consolidated financial statements represent the financial activity of Raybor, a publicly reporting company not currently listed on a stock exchange. The consolidated financial statements for the years ended December 31, 2003 and 2002 have been prepared in accordance with generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions have been eliminated. On October 29, 2003, the Company’s Board of Directors changed the Company’s fiscal year end from February 28 to December 31.

The following summary of significant accounting policies of the Company is presented to assist in understanding the Company’s financial statements. The financial statements and notes are representations of the Company’s management, who is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the US and have been consistently applied in the preparation of the financial statements.

RAYBOR MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

THOUSANDS OMITTED, EXCEPT SHARE AMOUNTS

1.    Summary of Significant Accounting Policies (continued)

Fair value of financial instruments

The Company measures its financial assets and liabilities in accordance with generally accepted accounting principles. For certain of the Company’s financial instruments, including cash and cash equivalents, and accounts payable and accrued liabilities, the carrying amounts approximate fair value due to their short maturities.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. Significant estimates include unamortized mail processing costs and unamortized customer mail list costs. Actual results could differ from those estimates.

Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and its legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the nature of the guarantee would be disclosed.

Cash and cash equivalents

For purpose of the statements of cash flows, cash equivalents include amounts invested in a money market account with a financial institution. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market.

RAYBOR MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

THOUSANDS OMITTED, EXCEPT SHARE AMOUNTS

1.    Summary of Significant Accounting Policies (continued)

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Expenditures for major additions and improvements are capitalized, and minor maintenance, repairs and replacements are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets which range from 3 to 5 years. Various accelerated methods are used for tax purposes.

Acquisition costs—customer mail list

Customer mail list represents the deferred cost of mail list purchases. The customer list is being amortized based on an accelerated method over the approximate life of the mail list purchases, which has been assumed to be 24 months, based on historical experience. This method amortizes cost at the rate of 78% in the first year, and 22% of the then residual in the second year.

Accounts receivable

Accounts receivable are typically unsecured. The magazine division has customers who choose to pay for their subscriptions in two installments, the second installment due 30 days after the first. The medical division’s accounts receivable represent amounts due from private insurance, Medicare and private pay patients. The financial services division makes secured accounts receivable loans to clients and receives customer account receivable payments which are offset against the loans made and fees charged for those loans.

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts which is based upon historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.

Loans Receivable and Allowance for Loan Losses

Loans are stated at principal amount outstanding, net of the allowance for loan losses. Interest on loans is primarily calculated by using the simple interest method on daily balances of the principal amount outstanding. There are no loan loss reserves for the periods ending December 31, 2003 and 2002.

Deferred revenue

The Company recognizes revenues as earned when the subscription remittance is made to the magazine publisher for amounts received for subscriptions. Amounts received in advance of the corresponding remittance to the magazine publisher are recorded as a liability under “Deferred revenue.”

RAYBOR MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

THOUSANDS OMITTED, EXCEPT SHARE AMOUNTS

1.    Summary of Significant Accounting Policies (continued)

Income taxes

The Company accounts for its income taxes using the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carry-forwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carryforwards. A valuation allowance is established to reduce that deferred tax asset if it is “more likely than not” that the related tax benefits will not be realized.

Revenue recognition- magazine subscriptions

Revenues derived from originating magazine subscriptions are recognized when the Company has received payment from the customer and the corresponding remittance to the magazine publisher or clearinghouse has been made by the Company. Revenues are shown net of amounts remitted to publishers for magazine subscriptions.

Magazine revenues are reflected net of cancellation and collection reserves as well amounts due to publishers. Such cancellation and collection reserves are based upon Raybor’s historical cancellation and collection experience.

Revenue recognition-patient services

Revenue from patient services is reported on an accrual basis at established rates, net of contractual allowances, in the period in which services are provided. A significant portion of revenue is from federal and state reimbursement programs. Patient revenue is shown net of third-party contractual adjustments

Cost of sales consists of direct medical technicians costs, medical services and medical supplies associated with pain relief services and physician fees for evaluation and interpretation of the treatments.

Direct response advertising

The Company capitalizes and amortizes the production costs of direct-response advertising over its expected period of future benefits. There are no other advertising expenses.

Direct-response advertising consists primarily of direct mail solicitations that include order coupons for the Company’s magazines. The capitalized costs of the advertising are amortized over the 4-month period following the mailing date based on historical direct mail response patterns.

RAYBOR MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

THOUSANDS OMITTED, EXCEPT SHARE AMOUNTS

1.    Summary of Significant Accounting Policies (continued)

Earnings per Share

The Company follows SFAS No. 128, “Earnings per Share,” which establishes standards for computing and presenting earnings per share (“EPS”) and applies to entities with publicly held common stock or potential common stock.

Basic EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur from common shares issuable through stock options, warrants and other convertible securities when the effect would be dilutive. Shares issued during the period and shares repurchased by the Company are weighted for the portion of the period that they were outstanding for both basic and diluted EPS calculations.

The Company had no dilutive securities in 2003 and 2002.

Segments of an Enterprise and Related Information

The Company follows SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company separately evaluates its activities in each of 3 segments: Direct mail marketing, medical services and financial services (see footnote 14).

Accounting for Derivative Instruments and Hedging Activities

The Company has adopted Financial Accounting Standards Board Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative instruments be recorded on the balance sheet at fair value. The Company is currently not engaged in hedging activities, nor does it have any derivative instruments, thus there is no impact on the current period’s financial statements

Comprehensive income (loss)

Comprehensive income consists of net income and other gains and losses affecting shareholder’s equity that under generally accepted accounting principles are excluded from net income in accordance with Statement on Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS No. 130 and therefore, for the years ended December 31, 2003 and 2002, comprehensive income (loss) is equivalent to the Company’s reported net income (loss).

RAYBOR MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

THOUSANDS OMITTED, EXCEPT SHARE AMOUNTS

1.    Summary of Significant Accounting Policies (continued)

Business risks and uncertainties

The Company operates in the field of magazine subscription sales. The Company’s success is dependent upon having access to clearinghouses and magazine publishers for the remittance of its subscription sales.

The Company’s medical division provides a significant of its medical services to patients receiving Medicare. A change in Medicare reimbursement procedures could have an adverse impact on reimbursement rates paid to the Company.

Recent accounting pronouncements

In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” SFAS 146 requires that a liability for costs associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred, rather than at the date of commitment to an exit or disposal plan. SFAS 146 is effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of SFAS 146 did not have any impact on the Company’s financial position or results of operations.

In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123.” SFAS 148 amends Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures both in annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has included the disclosures required by SFAS 148 in Note 4 - “Stock Option Plan.”

In November 2002, the FASB issued Interpretation No. 45 (“FIN 45”) “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including loan guarantees. It also clarifies that at the time a company issues a guarantee the Company must recognize an initial liability for the fair value, or market value, of the obligations that it assumes under that guarantee. However, the provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company did not have any impact from adopting FIN 45 on its results of operations or financial position.

RAYBOR MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

THOUSANDS OMITTED, EXCEPT SHARE AMOUNTS

1.    Summary of Significant Accounting Policies (continued)

Recent accounting pronouncements (continued)

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”) “Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns. The Company does not believe the adoption of FIN 46 will have a material impact on its results of operations or financial position.

In November 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 00-21 (“EITF 00-21”), “Revenue Arrangements with Multiple Deliverables.” EITF 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company does not believe the adoption of EITF 00-21 will have a material impact on its financial position or results of operations.

In November 2002, the EITF reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus is applicable to agreements entered into in fiscal periods beginning after June 15, 2003. The provisions of this consensus are not expected to have a significant effect on our results of operations or financial position.

In April 2003, the FASB issued SFAS 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. Management does not expect the adoption of SFAS 149 to have a material

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS 150”). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. Management does not expect the adoption of SFAS 150 to have a material impact on our financial position, cash flows or results of operations.

RAYBOR MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

THOUSANDS OMITTED, EXCEPT SHARE AMOUNTS

2.    Direct-Response Advertising (in thousands)

During 2003 and 2002, the Company capitalized direct-response advertising costs of $12,504 and $6,060, respectively. The unamortized portion of direct response advertising is reflected in “unamortized mail processing costs” in the accompanying balance sheets.

Amortized direct-response advertising expense was $12,799 and $9,397 in 2003 and 2002, respectively, for amounts related to capitalized direct-response advertising costs.

Capitalized direct response advertising costs, net of amortization, were $486 and $780 at December 31, 2003 and 2002 respectively, and are included in prepaid mail costs.

3.    Customer Mail List (in thousands)

During 2003 and 2002, the Company capitalized mail list purchases of $430 and $2,456, respectively. The unamortized portion of mail list purchases is reflected in “unamortized mail list costs” in the accompanying balance sheets.

Amortized mail list expense was $1,738 and $1,640 in 2003 and 2002, respectively for amounts related to certain capitalized direct-response advertising costs.

Capitalized mail list costs, net of amortization, were $633 and $1,943 at December 31, 2003 and 2002 respectively, and are included in prepaid mail costs.

RAYBOR MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

THOUSANDS OMITTED, EXCEPT SHARE AMOUNTS

4.    Accounts Receivable

Accounts receivable consist of the following (in thousands):

	2003	2002
B2B patient receivables	$378	$—
Less: allowance for doubtful accounts	143	—

	235	—

Freedom Financial factored accounts receivable	1,367	—
Less: allowance for doubtful accounts	25	—

	1,342	—

IC Marketing installment sales receivable	723	175
Less: allowance for doubtful accounts	109	—

	614	175

IC Marketing purchased services receivable	297	—

Total accounts receivable, net of allowance for doubtful accounts	$2,488	$175

B2B patient receivables

In 2003, in the Company’s B2B division, net revenues were derived under federal (Medicare), state healthcare reimbursement programs, and private insurance. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. In the opinion of management, retroactive adjustments, if any, would not be material to the financial position, results of operations or cash flows of the company.

IC Marketing installment sales receivable

In 2003 and 2002, in the Company’s IC Marketing division, accounts receivable consist of trade sales receivable on an installment basis.

IC Marketing purchased services receivable

In 2003, IC Marketing provided magazine sales processing services to a related party, Golden Services at cost.

RAYBOR MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

THOUSANDS OMITTED, EXCEPT SHARE AMOUNTS

5.    Notes Receivable

Notes receivable consists of the following at December 31, 2003 and 2002 (in thousands):

	2003	2002
Due from company with interest at 12% in August, 2003; collateralized by various business assets	$150	—
Due on demand from related party with interest at 12%, collateralized by motorcycle inventory	213	—
Due from company with interest at 5% in March, 2003; collateralized by various business assets	21	—
Due from individual with payments of $500 per month through August 2004; uncollateralized	4	—
Due from company with interest at 12% with principal and interest due August, 2004	25	—
Due from individual with interest at 12% with payments of $313 per month over 24 months with balance due of $16,315 on August 1, 2005; secured by motorcycle	19	—
Due from two individuals with interest at 12% payable quarterly, principal balance due June, 2004	25	—
Due from individual with interest at 12% on demand	2	—
Various one year notes from a Company with interest at 15% and principal due at the end of the note term, with due dates ranging from August to December, 2004, guaranteed by major shareholder	958	—
Due from company on demand with interest at 12%	220	—
Due from company on demand with interest at 12%	150	—
Due from company on demand with interest at 12%	12	—

	1,799	—

Less reserve for uncollectible accounts	—	—
Total amounts due	1,799	—
Less current amounts due	(1,033)	—

Long term amounts due	$766	$—

RAYBOR MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

THOUSANDS OMITTED, EXCEPT SHARE AMOUNTS

6.    Property and Equipment

Property and equipment consisted of the following at December 31 (in thousands):

	2003	2002
Land	$187	$—
Buildings and improvements	1,225	118
Computer Equipment	164	76
Office Equipment	88	66
Medical Equipment	1,035	—

Total	2,699	260

Less accumulated depreciation	(412)	(41)
Construction in process	34	—

Net property and equipment	$2,321	$219

Depreciation expense for 2003 and 2002 was $214 and $39, respectively. Construction in process consisted of building improvements which were completed in 2004.

Leased equipment consists primarily of DRX 9000 Spinal Decompression Systems. The cost related to the DRX 9000 systems is $606 and the depreciation expense was $125 and $64 for 2003 and 2002, respectively. The estimated useful life of a DRX 9000 Spinal Decompression System for financial reporting purposes is 5 years. Office equipment consists primarily of computer equipment and telephone equipment.

7.    Accrued Expenses

Accrued expenses consisted of the following at December 31 (in thousands):

	2003	2002
Accrued remittance costs	$115	$—
Accrued refunds payable	65	—
Accrued interest payable	75	—
Accrued escrow reserve	110	—
Accrued interest	27	—
Accrued payroll taxes	8	32
Accrued loss contingency	200	292
Accrued professional fees	80	30
Other	31	2

Total	$711	$356

RAYBOR MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

THOUSANDS OMITTED, EXCEPT SHARE AMOUNTS

8.    Notes Payable

Notes payable consist of the following at December 31, 2003 (in thousands):

7.75% mortgage note payable to bank, through March 2017, collateralized by real estate	$421
7.88% mortgage note payable to bank, through November 2025, collateralized by real estate	535
7.98% note payable to bank, through July 2112, collateralized by equipment, furniture and fixtures	83

1,039
Less current portion	(42)

Long-term portion of notes payable	$997

Future payments on the notes payable as of December 31, 2003, are summarized as follows:

2004	$42
2005	40
2006	43
2007	47
2008	50
Thereafter	817

$1,039

9.    Stockholders’ Equity

The Company issued shares common stock for the acquisition of two subsidiaries in 2003 as follows:

Number of shares	Subsidiary acquired
3,000,180	Back 2 Backs
4,000,000	Freedom Financial

7,000,180

RAYBOR MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

THOUSANDS OMITTED, EXCEPT SHARE AMOUNTS

10.    Income Taxes

Deferred taxes are computed based on the expected tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes. The principal items resulting in the differences include the timing of bad debt write offs, MACRS accelerated depreciation, nondeductible reserves and the IRC Section 481 cash to accrual income adjustment. The net difference between tax expense and taxes currently payable is reflected in the balance sheet as deferred taxes. Deferred tax assets and/or liabilities are classified as current or non-current based on the taxes that are not related to an asset or liability. Valuation allowances are established when necessary to reduce deferred tax to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Up until the merger date of June 1, 2003, the Company’s sole shareholder elected S corporation status and accordingly all taxes were reported on the shareholder’s tax return through May 31, 2003. Effective June 1, 2003, the Company became a C corporation. Beginning in 2002, the Company changed its method of tax reporting from the cash basis to the accrual basis which results in additional taxable income of $3,760 of which $1,880 was assumed by the Company’s original shareholder, and $1,880 was assumed by the Company.

Components of the provision (benefit) for taxes based on income for the years ended December 31 are as follows:

2003
Current tax expense
Federal	$626
State	121

747

Deferred tax expense
Federal	(149)
State	(18)

(167)

Provision for income taxes	$580

RAYBOR MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

THOUSANDS OMITTED, EXCEPT SHARE AMOUNTS

10.    Income Taxes (continued)

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the year ended December 31 is as follows:

2003
U.S. statutory rate	34%
State income taxes	4%
Other	(3)%

Effective rate	35%

The components of deferred tax assets and liabilities at December 31, 2003 are as follows:

	Federal	State
Deferred income tax assets
Current
Provision for uncollectible amounts	$34	$7
Nondeductible Reserves	64	13
State Tax	63	—
Noncurrent
Net operating loss carryforwards	95	10

Total deferred tax assets	256	30

Deferred income tax liabilities
Current
Section 481 adjustment	(299)	(62)
Noncurrent
Depreciation	(12)	(3)

Total deferred tax liabilities	(311)	(65)

Net deferred tax liabilities before valuation allowance	(55)	(35)

Valuation Allowance	(95)	(10)

Net deferred tax liabilities	$(150)	$(45)

The Section 481 adjustment which results from the conversion of the tax reporting basis from cash to accrual basis was $361 and $794 at December 31, 2003 and 2002, respectively.

11.    Line of Credit (in thousands)

The Company has a $500 line of credit with a bank at 7.75% interest with a maturity date of February 1, 2004. As of December 31, 2003, the Company had borrowed the full available amount of $500.

RAYBOR MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

THOUSANDS OMITTED, EXCEPT SHARE AMOUNTS

12.    Segment and Geographical Operations

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS 131 requires enterprises to report information about operating segments in annual financial statements and selected information about reportable segments in interim financial reports issued to shareholders, on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. It also established standards for related disclosures about products and services, geographic areas and major customers.

The Company has identified its three primary operating segments as direct mail marketing, medical services and financial services. Segment revenue for the years ended December 31, 2003 and 2002 are as follows (in thousands):

	2003	2002
Segment Revenues:
Direct mail marketing	$22,591	$19,219
Medical services	874	—
Financial services	216	—

Total Revenues	$23,681	$19,219

Segment Operating Profit:
Direct mail marketing	$5,148	$5,995
Medical services	(651)	—
Financial services	(35)	—
Other (corporate)	(865)	—

Total Operating Profit	$3,597	$5,995

Segment Assets:
Direct mail marketing	$2,475	$4,704
Medical services	2,363	—
Financial services	3,487	—
Other (corporate)	231	—

Total Liabilities	$8,556	$4,704

Segment Liabilities:
Direct mail marketing	$3,169	$4,941
Medical services	2,331	—
Financial services	1,123	—
Other (corporate)	705

Total Liabilities	$7,328	$4,941

Segment Depreciation/Amortization:
Direct mail marketing	$54	$39
Medical services	157	—
Financial services	3	—

Total Depreciation/Amortization	$214	$39

Geographically, the Company’s sole segment is domestic; it has no export sales or international operations.

RAYBOR MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

THOUSANDS OMITTED, EXCEPT SHARE AMOUNTS

13.    Commitments and Contingencies

Legal

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company has been named as a defendant in various lawsuits. These claims are in various stages and include demands for monetary damages and remedial actions. In some cases, the dollar amounts of the claims have not been specified. The Company is vigorously defending itself against these allegations, based on the advice of the Company’s legal counsel. The Company accrues costs associated with litigation matters, on an undiscounted basis, when they become more likely than remote and are reasonably estimable. As of December 31, 2003, the Company has accrued $200, which represents its current estimate of the probable settlements, including legal costs.

Operating Leases

The Company’s headquarters are located in a leased office building in Medford, Oregon. As of December 31, 2003, the Company leased the following properties:

Description	Location	Monthly Rent (’000)	Lease Term
Corporate headquarters & Freedom Financial	Medford, Oregon	$2	Monthly
ACPA customer service & data entry center	White City, Oregon	8	Monthly
Back 2 Backs medical clinic	Fresno, California	4	60 months
Back 2 Backs medical clinic	Sacramento, California	4	60 months
Back 2 Backs medical clinic	Reno/Sparks, Nevada	4	60 months
Back 2 Backs medical clinic	Las Vegas, Nevada	3	60 months

The aggregate future lease commitments are (in thousands):

Year Ending December 31,
2004	$307
2005	366
2006	378
2007	390
2008	300
Thereafter	60

$1,801

For the years ended December 31, 2003 and 2002, rent expense was $115 and $44, respectively.

RAYBOR MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

THOUSANDS OMITTED, EXCEPT SHARE AMOUNTS

Capital Leases

The Company leases seven DRX-9000 spinal decompression machines in its medical services subsidiary. Property, Plant and Equipment include gross assets acquired under capital leases of $660 at December 31, 2003. Related amortization included in accumulated depreciation was $188 at December 31, 2003. Capital leases are included as Medical Equipment. Amortization of capital leases is included in depreciation expense.

As of December 31, 2003, current and long-term lease commitments were (in thousands):

2004	$134
2005	150
2006	172
2007	92
2008	26

$574

These leases each have a term of 60 months.

14.    Concentrations

Concentration of cash

The Company at times maintains cash balances in excess of the federally insured limit of $100 per institution. There were uninsured balances of $198 and $716 as of December 31, 2003 and 2002, respectively.

RAYBOR MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

THOUSANDS OMITTED, EXCEPT SHARE AMOUNTS

14.    Concentrations (continued)

Company is dependent on few major suppliers

The Company is dependent on third-party clearinghouses for all of its supply of magazines. In 2003 and 2002 products purchased from the Company’s largest clearinghouse accounted for approximately 70% of product purchases. The Company is dependent on the ability of its clearinghouses to provide products on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company. The Company believes that its relationships with its suppliers are satisfactory. However, the Company has periodically experienced inadequate supply from certain magazine clearinghouses.

The Company is an operator of medical clinics that provide non-chiropractic treatment for back pain without surgery. The Company’s success is largely dependent on its ability to provide medical treatment to its customers and to provide a solution that satisfies patient and doctor demands. The Company’s failure to anticipate, identify, or react to changes in medical treatment options for back pain could affect its results of operations in the future.

Net patient revenue attributable to Medicare and State Healthcare Programs was approximately 54% of net patient revenue in 2003 and 2002.

15.    Related Party Transactions (in thousands)

SP&H Corporation

SP&H is controlled by Jeff Hoyal and Dennis Simpson. Jeff Hoyal is the president and CEO of Raybor Management, and Dennis Simpson is a majority shareholder of the Company.

During 2003, the Company made or accrued payments to SP&H Corporation totaling $88 for Company use of a private plane owned by SP&H Corporation.

Simpson & Hoyal G.P.

Simpson & Hoyal G.P. is a general partnership owned by Dennis Simpson and Jeff Hoyal. During 2003, the Company entered into the following transactions with the partnership:

a)	Made rent payments totaling $61 for properties occupied by the Company and owned by Simpson & Hoyal, G.P.

b)	Paid $16 for Company use of a private plane owned by the partnership.

c)	Factored an accounts receivable in the amount of $30 owed to the partnership from a third party.

RAYBOR MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

THOUSANDS OMITTED, EXCEPT SHARE AMOUNTS

17.    Related Party Transactions (continued)

Indian Motorcycle of Medford, Inc.

The Company loaned $200 to Indian Motorcycle of Medford, Inc., a corporation controlled by Dennis Simpson and Jeff Hoyal. The note is due in September 2004 and carries an annual interest rate of 12%. As of December 31, 2003, the balance due including accrued interest is $213.

Jeffrey D. Hoyal

The following related party transactions were identified with regard to Mr. Hoyal.

a)	The Company loaned $958 to Premier Home & Improvement, a corporation owned by a relative of Mr. Hoyal. The loan carries an annual interest rate of 12%.

b)	The Company remitted certain magazine subscriptions through Western Pacific Publishing (WPP), a corporation owned by a relative of Mr. Hoyal. Total remittances through WPP were $717 in 2003 and $164 in 2002.

c)	The Company remitted certain magazine subscriptions through Mid-West Magazine Services (MWMS), a corporation owned by a relative of Mr. Hoyal. Total remittances through MWMS were $522 in 2003 and $280 in 2002.

d)	The Company advanced $280 to Jeffrey D. Hoyal, a related party, in 2001. This advance was repaid in 2002.

e)	The Company has a management consulting agreement with Hoyal and Associates, a company owned by Mr. Hoyal, to provide management expertise. The Company paid consulting fees totaling $154 in 2002.

Dennis L. Simpson

As of December 31, 2003, the Company has a note payable to Mr. Simpson in the amount of $911 as a result of loans from Mr. Simpson to the Company. The note carries an annual interest rate of 12%.

The Company made non-interest bearing advances to Dennis L. Simpson, the Company’s then-sole shareholder. Total advances at December 31, 2002, were $207. This amount was repaid in 2003.

RAYBOR MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

THOUSANDS OMITTED, EXCEPT SHARE AMOUNTS

17.    Related Party Transactions (continued)

Hoyal Farms Transportation, Inc.

The Company contracted with Hoyal Farms Transportation, Inc., an entity owned until October 2002 by Mr. Hoyal, to provide transportation and trucking services. The Company paid transportation costs totaling $12 in 2002.

The company purchased mailing lists and office supplies from Hoyal Farms Transportation, Inc. in the amount of $5 during 2002.

Preferred Insurance and Management Group, P.C.

The Company purchased mail lists from the Preferred Insurance and Management Group, P.C., which is owned by Mr. Hoyal. Total amount of mail list purchases were $61 in 2002.

Indian Motorcycle Medford, Inc.

The Company purchased customer mail lists from Indian Motorcycle Medford, Inc. totaling $181 during 2002. The Indian Motorcycle Medford, Inc. is co-owned by the Company’s initial shareholder, Dennis Simpson and Jeffrey Hoyal.

Advances from shareholder

The Company has received non-interest bearing advances from its initial shareholder, Dennis Simpson. The total outstanding amount of advances at December 31, 2002, was $2.

Preferred Insurance and Management Group, P.C.

The Company purchased mail lists from the Preferred Insurance and Management Group, P.C., which is owned by Mr. Hoyal. Total amount of mail list purchases were $61 in 2002.

Western Pacific Publishing Corp.

The Company remits certain magazine subscriptions through Western Pacific Publishing Corp., which is owned by a relative of Mr. Hoyal. A total of $164 in magazine subscription remittances were conducted through Western Pacific Publishing Corp. in 2002.

RAYBOR MANAGEMENT, INC.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2003 AND 2002

THOUSANDS OMITTED, EXCEPT SHARE AMOUNTS

17.    Related Party Transactions (continued)

Mid-West Magazine Services

The Company remits certain magazine subscriptions through Midwest Company, which is owned by a relative of Mr. Hoyal. A total of $280 in magazine subscription remittances were conducted through Midwest Magazine Services in 2002.

18.    Subsequent Events

($ amounts in thousands)

a). The Company entered into five lease agreements for the rental of office and clinic space for its Back 2 Backs division in 2004, as described below:

		Square Feet	Approximate Monthly Rent	Lease Terms (Months)
Sparks	Nevada	1,659	$2.5	45
Port Orange	Florida	2,770	2.8	60
Tucson	Arizona	2,567	3.6	62
West Palm Beach	Florida	2,693	3.3	60
Miami Lakes	Florida	3,100	4.7	60

b). On February 10, 2004, the Company entered into a joint venture partnership between Back 2 Backs, Inc., and Richard P. Schork to form a limited liability company under the Beverly-Killea Limited Liability Company Act. Each member owns a 50% interest in the partnership in exchange for an initial capital contribution of $300. The partnership was established for the purpose of operating pain management clinics in southern California, and will operate under the name Paincare Medical Centers, LLC.

RAYBOR MANAGEMENT INC.

2003 FORM 10-KSB

EXHIBIT INDEX

Description

31.1	Chief Executive Officer certification pursuant to Rules 13a—14(a) and 15d—14(a) of the Exchange Act.

31.2	Chief Financial Officer certification pursuant to Rules 13a—14(a) and 15d—14(a) of the Exchange Act.

32.1	Chief Executive Officer and Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.