Form 10QSB
period 2004-03-31
RAYBOR MANAGEMENT INC
filed 2004-05-12
CIK 1108732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-29905

RAYBOR MANAGEMENT INC.

(Exact name of small business as specified in its charter)

Delaware	98-0220848
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

221 West 10th Street, Medford, Oregon 97501

(Address of principal executive offices (zip code))

541-494-4001

(Registrant’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

75,230,800 shares of Common Stock, par value $0.0001 outstanding at April 30, 2004.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

RAYBOR MANAGEMENT INC.

Consolidated Balance Sheets

March 31, 2004

(000’s omitted)

ASSETS	Mar. 31, 2004 (unaudited)	Dec. 31, 2003 (audited)

Current assets
Cash and cash equivalents	$1,114	$540
Accounts receivable, gross	2,821	2,765
Allowance for doubtful accounts	(126)	(277)
Accrued interest receivable	15	50
Notes receivable, net	708	1,033
Prepaid mail costs, net of amortization	1,048	1,119
Deferred tax asset	181	181
Other current assets	104	46

Total current assets	5,865	5,457

Property and equipment, net	3,616	2,321

Other Assets
Notes receivable – long term	277	766

Investment in joint venture	100	—

Other	11	12

Total other assets	388	778

Total assets	$9,869	$8,556

(continued)

RAYBOR MANAGEMENT INC.

Consolidated Balance Sheets

March 31, 2004

(000’s omitted)

LIABILITIES AND STOCKHOLDERS’ EQUITY	Mar. 31, 2004 (unaudited)	Dec. 31, 2003 (audited)

Current Liabilities
Accounts payable	$200	$707
Accrued liabilities	934	1,072
Commissions payable	226	154
Income taxes payable	425	11
Current portion of long-term debt	38	42
Current portion of capital leases	138	134
Line of credit	500	500
Notes payable – related party	—	911
Deferred revenue	1,936	2,346

Total current liabilities	4,397	5,877

Long term liabilities
Capital lease obligations	407	439
Long-term debt, net of current maturities	1,330	997
Other accrued liabilities	15	15

Total long term liabilities	1,752	1,451

Total liabilities	$6,149	$7,328

Stockholders’ equity
Common stock - $.0001 par value, 100,000,000 shares authorized; 75,230,800 and 34,156,180 shares issued and outstanding as of 3-31-04 and 12-31-03, respectively.	7	3
Additional paid in capital	2,050	—
Accumulated earnings	1,663	1,225

Total stockholders’ equity	3,720	1,228

Total liabilities and stockholders’ equity	$9,869	$8,556

See accompanying notes to financial statements.

RAYBOR MANAGEMENT INC.

STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2004 and 2003

(000’s omitted, except per share amounts)

(unaudited)

	Three months ended
	Mar. 31, 2004	Mar. 31, 2003
Total revenues	$4,116	$4,736

Cost of sales:
Direct mail costs	1,287	2,419
Patient services	342	—
Other	24	—

Total cost of sales	1,653	2,419

Gross profit	2,463	2,317

Operating expenses:
Selling, general, & admin. expenses	1,533	765

Total operating expenses	1,533	765

Income from operations	930	1,552
Interest income/(expense)	(57)	1

Income before income taxes	873	1,553
Income tax expense	(435)	—

Net income	$438	$1,553

Earnings per share	$0.01	$0.06

Average common stock and common equivalent shares outstanding, basic and diluted	34,608	27,156

See accompanying notes to financial statements

RAYBOR MANAGEMENT INC.

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2004 and 2003

(unaudited)

(000’s omitted)

	Three months ended
	March 31, 2004	March 31, 2003
Net Cash Provided By Operating Activities	$115	$200

Cash Flows From Investing Activities:
Purchase of capital equipment	(182)	(3)
Payments/(advances) on notes receivable	489	(2)
Investment in joint venture	(100)	—

Net cash provided by (used in) investing activities	207	(5)
Cash Flows From Financing Activities:
Repayment of borrowings, net	(948)	—
Shareholder distributions	—	(771)
Sale of common stock	1,200	—

Net cash provided by (used in) financing activities	252	(771)

Increase in cash and cash equivalents	574	(576)

Cash and cash equivalents, beginning of period	540	787

Cash and cash equivalents, end of period	$1,114	$211

See accompanying notes to financial statements.

(continued)

RAYBOR MANAGEMENT INC.

STATEMENTS OF CASH FLOWS

For the three months ended March 31, 2004 and 2003

(unaudited)

(000’s omitted)

Supplemental Schedule of Non-Cash Activities:

The Company acquired two buildings with a combined value of $1,200 for stock and the assumption of related mortgages payable as follows:

Mortgage debt assumed	346
Common stock issued	4
Paid in capital	850

Total land and buildings	$1,200

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

Basis of presentation

These unaudited consolidated financial statements represent the financial activity of the combined Company as of March 31, 2004. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the annual financial statements and footnotes filed thereto included in the Company’s form 10-KSB filing on March 29, 2004. On October 29, 2003, the Company’s Board of Directors changed the Company’s fiscal year end from February 28th to a calendar year-end of December 31.

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

For the three month periods ended March 31, 2004 and 2003, there is no difference between basic and diluted earnings/loss per common share.

Disclosure about Segments of an Enterprise and Related Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” was issued by the FASB in 1997. This statement requires public enterprises to report financial and descriptive information about reportable operating segments, and establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has identified its three primary operating segments as 1). Direct mail marketing. 2). Medical services. 3). Financial services. Segment revenue for the three month periods ended March 31, 2004 and 2003 are as follows:

	Three months ended
	Mar. 31, 2004	Mar. 31, 2003
Segment Revenues:
Direct mail marketing	$3,342,040	$4,736,641
Medical services	636,790	—
Financial services	136,957	—

Total revenues	$4,115,787	$4,736,641
Segment Operating Profit / (Loss):
Direct mail marketing	$1,584,198	$1,552,403
Medical services	(404,614)	—
Financial services	15,905	—
Other (corporate)	(265,015)	—

		—
Total operating profit	$930,474	$1,552,403

Corporate assets increased by $1,200,000 due to the purchase of office buildings in Medford, Oregon, and White City, Oregon.

The Company has no export sales or international operations.

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

1.	Summary of Significant Accounting Policies (continued)

adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS 130 and therefore, for the three month periods ended March 31, 2004 and 2003, comprehensive income is equal to the Company’s reportable income.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2004, the entire cash balance consists of cash on deposit.

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has accrued federal and state income taxes at the effective tax rate of 41% during 2004. There is no income tax provision shown for 2003 due to the Company’s election to be taxed under the provisions of Subchapter S of the Internal Revenue Code, which provides that in lieu of corporate income taxes, the individual stockholders are taxed on the Company’s taxable income.

2.	Related Party Transactions

a). On March 31, 2004, the Company sold 24,000,000 shares of callable common stock to Dennis L. Simpson for $1,200,000 in cash. Mr. Simpson is a majority shareholder of the Company’s common stock, and President of one of the Company’s subsidiaries.

b). On March 31, 2004, the Company issued 6,095,730 shares of callable common stock to Dennis L. Simpson and 6,095,730 shares of callable common stock to Jeffrey D. Hoyal for the purchase of an office building in White City, Oregon. The Company also assumed the remaining mortgage on the property of $140,427. The total purchase price of the property was $750,000. Mr. Simpson is a majority shareholder of the Company’s common stock, and President of one of the Company’s subsidiaries. Mr. Hoyal is President and Chief Executive Officer of the Company.

c). On March 31, 2004, the Company issued 2,441,580 shares of callable common stock to Dennis L. Simpson and 2,441,580 shares of callable common stock to Jeffrey D. Hoyal for the purchase of an office building in Medford, Oregon. The Company also assumed the remaining

2.	Related Party Transactions (continued)

mortgage on the property of $244,158. The total purchase price of the property was $450,000. Mr. Simpson is a majority shareholder of the Company’s common stock, and President of one of the Company’s subsidiaries. Mr. Hoyal is President and Chief Executive Officer of the Company.

The callable element in each of the stock transactions noted above means that the Company is granted the right, exercisable at any time, to repurchase all or any portion of the shares at the original purchase price, plus six percent (6%) per annum simple interest from the date of the purchaser’s original acquisition of the shares from the Company.

3.	Lease Commitments

The Company entered into five lease agreements for the rental of office and clinic space for its Back 2 Backs division in the first quarter of 2004, as described below:

	Square Feet	Approximate Monthly Rent	Lease Terms (Months)
Sparks, Nevada	1,659	($)2,500	45
Port Orange, Florida	2,770	2,800	60
Tucson, Arizona	2,567	3,600	62
West Palm Beach, Florida	2,693	3,300	60
Miami Lakes, Florida	3,100	4,700	60

4.	Investment in Joint Venture

On February 10, 2004, the Company entered into a joint venture partnership between Back 2 Backs, Inc., and Richard P. Schork to form a limited liability company under the Beverly-Killea Limited Liability Company Act. Each member owns a 50% interest in the partnership in exchange for an initial capital contribution of $300,000. Back 2 Backs, Inc. contributed $100,000 to the joint venture during the quarter ended March 31, 2004. The partnership was established for the purpose of operating pain management clinics in southern California, and will operate under the name Paincare Medical Centers, LLC.

5.	Subsequent Events

As of March 31, 2004, the Company had a note receivable from Rover Adventure, Inc. (“Rover”) in the amount of $150,000 plus accrued interest receivable in the amount of $1,183. On April 9, 2004, Rover filed for bankruptcy with the United States Bankruptcy Court, District of Oregon. The Company’s note receivable is secured by Rover’s inventory and equipment. The Company expects to collect $100,000 from the sale of Rover’s inventory and equipment.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Consolidated revenues were $4.1 million in the first quarter of 2004 as compared to $4.7 million in the first quarter of 2003. The decrease of $0.6 million is attributable to a decline in the Company’s direct mail marketing business in the amount of $1.4 million, partially offset by a $0.8 million increase from the acquisition of Back 2 Backs, Inc. and Freedom Financial, Inc., on June 1, 2003 (see footnote 1, organization and business operations). The reduction in the Company’s direct mail marketing revenue is primarily a result of decreasing the number of direct mail magazine subscription offers delivered in 2004 to 4.9 million as compared to 9.1 million for the first quarter of 2003.

Cost of sales decreased to $1.7 million in the first quarter of 2004 as compared to $2.4 million in the first quarter of 2003. The decrease is mainly a result of reducing the number of direct mail magazine subscription offers delivered in 2004 as compared to the previous year as noted above. Although the per-unit cost of direct mail offers has held steady, the company mailed about 46% fewer offers in 2004 as compared to 2003. The reduction in direct mail cost of sales was partially offset by a $400 thousand increase in cost of sales from Back 2 Backs, Inc., and Freedom Financial, Inc.

Operating expenses increased to $1.5 million in the first quarter of 2004 versus $0.8 million for the same period of 2003 primarily due to selling, general and administrative costs of $0.8 million associated with the operations of Back 2 Backs and Freedom Financial.

The Company had operating income of $0.9 million in the current quarter vs. operating profit of $1.6 million for the same period last year. The decrease in operating profit is due to a $400 thousand loss from Back 2 Backs in 2004, plus a reduced level of revenue from the Company’s direct mail business resulting from fewer direct mail offers delivered in the first quarter of 2004.

Liquidity and Capital Resources

On March 31, 2004 the Company had assets of $9.9 million compared to $8.6 million on December 31, 2003. The increase is primarily attributable to the acquisition of two office buildings for $1.2 million. The Company had total stockholders’ equity of $3.7 million and $1.2 million as of March 31, 2004 and December 31, 2003, respectively. The increase of $2.5 million is due to net income of $0.4 million, with the remaining increase attributable to the issuance of common stock as previously discussed under item 1.

Net cash generated from operating activities for the three months ended March 31, 2004 and 2003 was $0.1 million and $0.2 million, respectively. The decrease in cash from operating activities in was principally due to reduced operating income in 2004, partially offset by a reduction in cash disbursements for mailing costs and other accounts payable. Also, cash flow from operations during 2004 includes a provision for income taxes in the amount of $0.4 million. There was no provision for income taxes in 2003 due to the Company’s election to be taxed as a Subchapter S corporation.

Net cash provided by investing activities was $0.2 million and $-0- for the three months ended March 31, 2004 and 2003, respectively. The increase was primarily due to collections on notes receivable in the first quarter of 2004.

Net cash provided by (used in) financing activities was $0.3 million and $(0.8) million for the three months ended March 31, 2004 and 2003, respectively. Net cash provided by financing activities in 2004 was principally due to the sale of preferred stock of $1.2 million, partly offset by net repayment of debt of $0.9 million. Net cash used in financing activities of $0.8 million in 2003 was a result of distributions paid to the Company’s sole shareholder when the Company was structured as a S-corporation.

Item 3.	Risk Factors Relating to the Company’s Business:

Direct Mail marketing:

1.	Individual publishers can cease using ICM to solicit subscriptions for their magazines when it is in their interest to do so. Publishers need paid subscribers to validate their worth to advertisers. Sales agents play the role of consumer marketing arms for publishers. When, however, a publisher doesn’t need sales agents for specific publications during a specific time period, the publisher will stop using the agent without any downsizing expense.

2.	The federal government may place more substantial regulations on direct mail, as it has on telemarketing, which may cause it to be far less profitable to operate direct mail businesses.

3.	Individual state agencies may try to regulate direct marketing within their jurisdictions, creating a far more complex and time-consuming regulatory environment in which to run a business.

4.	Postal costs may rise and individual companies have very little, if any, ability to affect the timing or degree of those cost increases. These cost increases directly affect the operating profits of the company.

5.	Publishers may require more substantial remittance fees, which will have a direct impact on the revenues ICM earns. The level of remittance fees is determined purely on market dynamics, and can fluctuate substantially within a short period of time.

Medical Services:

1.	The Company’s business model may not translate into other markets due to variation in market size and make-up, reimbursement rate and acceptability by insurers, and our ability to successfully market the service in varying locations.

2.	Insurance coverage could be reduced or eliminated by the government or insurers. The Company is dependent on insurance reimbursement from Medicare and private insurance carriers. A reduction or elimination of the reimbursement rate would affect the Company’s profitability.

3.	Transitioning from six facilities to 20+ may present management problems the current management team cannot foresee or handle. Expanding too quickly may strain the Company’s financial and managerial resources.

4.	Competition may arise from strong, well-funded competitors. There is no guarantee that competitors will not be able to duplicate our treatment methodology.

5.	Patient litigation may arise from the use of the DRX spinal decompression system. As in many medical procedures, there is an inherent risk of patient litigation.

Financial Services:

1.	Parties responsible for the payment of invoices that Freedom Financial has purchased are no longer capable of paying those invoices and Freedom Financial’s clients are not capable of refunding the invoice amount to Freedom Financial.

2.	The regulatory environment could become much more restrictive regarding factoring or the financial requirements imposed by state and federal authorities.

3.	Banks could become more liberal in their credit policies and create more competition for us.

4.	Growth could be limited by available capital. Expansion of the Company’s factoring business will require access to additional capital

5.	The company’s corporate parent may encounter financial hardships that impact the operation. The Company’s factoring business is dependent on infusions of capital from the parent company.

Item 4.	Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2004.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings

None

Item 2.	Changes in Securities and Small Business Issuer Purchases of Equity Securities

As discussed and disclosed under the heading “Related Party Transactions” to the financial statements under item 1 of Part I above (and incorporated herein by reference), common stock shares were sold to certain insiders of the Company in consideration of cash and the acquisition of real property. All such securities were sold pursuant to an exemption from registration in reliance upon rule 506 of Regulation D promulgated by the Securities and Exchange Commission.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits.

10.1	Stock Purchase Agreement between the Company and Jeffrey D. Hoyal.

10.2	Stock Purchase Agreement between the Company and Jeffrey D. Hoyal.

10.3	Stock Purchase Agreement between the Company and Dennis L. Simpson.

10.4	Stock Purchase Agreement between the Company and Dennis L. Simpson.

10.5	Stock Purchase Agreement between the Company and Dennis L. Simpson.

10.6	Joint Venture Agreement – Paincare Medical Centers, LLC

31.1	Certification of President and Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

No reports were filed on form 8-K during the first quarter of 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYBOR MANAGEMENT INC.

Date: May 10, 2004	By:	/s/ JEFFREY D. HOYAL

Jeffrey D. Hoyal President and Chief Executive Officer

Date: May 10, 2004	By:	/s/ DAVID A. YOST

David A. Yost Chief Financial Officer