Form 10QSB
period 2004-06-30
RAYBOR MANAGEMENT INC
filed 2004-08-11
CIK 1108732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

66,600,800 shares of Common Stock, par value $0.0001 outstanding at July 31, 2004.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

RAYBOR MANAGEMENT INC.

Consolidated Balance Sheets

June 30, 2004

(000’s omitted)

	June 30, 2004 (unaudited)	Dec. 31 2003 (audited)
ASSETS
Current assets
Cash and cash equivalents	$277	$540
Accounts receivable, gross	2,893	2,765
Allowance for doubtful accounts	(521)	(277)
Accrued interest receivable	16	50
Notes receivable, net	312	1,033
Prepaid mail costs, net of amortization	1,461	1,119
Deferred tax asset	181	181
Other current assets	135	46

Total current assets	4,754	5,457

Property and equipment, net	3,978	2,321

Other Assets
Notes receivable – long term	498	766

Investment in joint venture	142	—

Other	40	12

Total other assets	680	778

Total assets	$9,412	$8,556

(continued)

RAYBOR MANAGEMENT INC.

Consolidated Balance Sheets

June 30, 2004

(000’s omitted)

	June 30, 2004 (unaudited)	Dec. 31, 2003 (audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$677	$707
Accrued liabilities	498	1,072
Commissions payable	10	154
Income taxes payable	62	11
Current portion of long-term debt	128	42
Current portion of capital leases	142	134
Line of credit	398	500
Notes payable – related party	—	911
Deferred revenue	1,788	2,346

Total current liabilities	3,703	5,877

Long term liabilities
Capital lease obligations	369	439
Long-term debt, net of current maturities	1,242	997
Other accrued liabilities	15	15

Total long term liabilities	1,626	1,451

Total liabilities	$5,329	$7,328

Stockholders’ equity

Common stock - $.0001 par value, 100,000,000 shares authorized; 71,150,800 and 34,156,180 shares issued and outstanding as of 6-30-04 and 12-31-03, respectively.	7	3
Additional paid in capital	1,846	—
Accumulated earnings	2,230	1,225

Total stockholders’ equity	4,083	1,228

Total liabilities and stockholders’ equity	$9,412	$8,556

See accompanying notes to financial statements.

RAYBOR MANAGEMENT INC.

STATEMENTS OF OPERATIONS

For the Three and Six Months Ended June 30, 2004 and 2003

(000’s omitted, except per share amounts)

(unaudited)

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Total revenues	$5,924	$5,263	$10,040	$10,000

Cost of sales:
Direct mail costs	1,557	4,256	2,844	6,675
Patient services	472	43	814	43
Other	—	20	24	20

Total cost of sales	2,029	4,319	3,682	6,738

Gross profit	3,895	944	6,358	3,262

Operating expenses:
Selling, general, & admin. expenses	2,696	937	4,229	1,703

Total operating expenses	2,696	937	4,229	1,703

Income from operations	1,199	7	2,129	1,559
Interest income/(expense)	(50)	7	(107)	8
Equity in loss from joint venture	(58)	—	(58)	—

Income before income taxes	1,091	14	1,964	1,567
Income tax expense	(524)	—	(959)	—

Net income	$567	$14	$1,005	$1,567

Earnings per share	$0.01	$—	$0.02	$0.06

Average common stock and common equivalent shares outstanding, basic and diluted	72,511	29,489	53,333	28,323

See accompanying notes to financial statements

RAYBOR MANAGEMENT INC.

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2004 and 2003

(unaudited)

(000’s omitted)

	Six months ended
	June 30, 2004	June 30, 2003
Net Cash Provided By/(Used In) Operating Activities	$402	$(1,009)

Cash Flows From Investing Activities:
Purchase of capital equipment	(648)	(221)
Payments/(advances) on notes receivable	268	—
Investment in joint venture	(200)	—
Consolidation of investment in Back 2 Backs, Inc.	—	71
Cash from acquisitions	—	179

Net cash provided by (used in) investing activities	(580)	29

Cash Flows From Financing Activities:

Borrowings/(repayment) of borrowings, net	(1,081)	2,569
Shareholder distributions	—	(1,230)
Sale of common stock	1,200	—
Repurchase common stock	(204)	—

Net cash provided by (used in) financing activities	(85)	1,339

Increase in cash and cash equivalents	(263)	359

Cash and cash equivalents, beginning of period	540	787

Cash and cash equivalents, end of period	$277	$1,146

See accompanying notes to financial statements.

(continued)

RAYBOR MANAGEMENT INC.

STATEMENTS OF CASH FLOWS

For the six months ended June 30, 2004 and 2003

(unaudited)

(000’s omitted)

Supplemental Schedule of Non-Cash Activities:

2004
The Company acquired two buildings with a combined value of $1,200 for stock and the assumption of related mortgages payable as follows:
Mortgage debt assumed	346
Common stock issued	4
Paid in capital	850

Total land and buildings	$1,200

2003
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

Basis of presentation

These unaudited consolidated financial statements represent the financial activity of the combined Company as of June 30, 2004. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the annual financial statements and footnotes filed thereto included in the Company’s form 10-KSB filing on March 29, 2004. On October 29, 2003, the Company’s Board of Directors changed the Company’s fiscal year end from February 28th to a calendar year-end of December 31.

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

1. Summary of Significant Accounting Policies (continued)

(000’s omitted)

For the three and six month periods ended June 30, 2004 and 2003, there is no difference between basic and diluted earnings/loss per common share.

Disclosure about Segments of an Enterprise and Related Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” was issued by the FASB in 1997. This statement requires public enterprises to report financial and descriptive information about reportable operating segments, and establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has identified its three primary operating segments as 1). Direct mail marketing. 2). Medical services. 3). Financial services. Segment revenue and operating for the three and six month periods ended June 30, 2004 and 2003 are as follows:

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Segment Revenues:
Direct mail marketing	$4,795	$5,095	$8,137	$9,832
Medical services	1,027	143	1,664	143
Financial services	102	25	239	25

Total revenues	$5,924	$5,263	$10,040	$10,000

Segment Operating Profit / (Loss):
Direct mail marketing	$2,610	$140	$4,194	$1,692
Medical services	(534)	(60)	(939)	(60)
Financial services	(515)	(16)	(499)	(16)
Other (corporate)	(362)	(57)	(627)	(57)

Total operating profit	$1,199	$7	$2,129	$1,559

Corporate assets increased by $1,200 due to the purchase of office buildings in Medford, Oregon, and White City, Oregon.

The Company has no export sales or international operations.

Comprehensive Income (Loss)

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130). This pronouncement established standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements.Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities; foreign currency translation

1. Summary of Significant Accounting Policies (continued)

(000’s omitted)

adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS 130 and therefore, for the three and six month periods ended June 30, 2004 and 2003, comprehensive income is equal to the Company’s reportable income.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of June 30, 2004, the entire cash balance consists of cash on deposit.

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has accrued federal and state income taxes at the effective tax rate of 41% during 2004. There is no income tax provision shown for 2003 due to the Company’s election (prior to the June 1, 2003 rollup as discussed in item 1) to be taxed under the provisions of Subchapter S of the Internal Revenue Code, which provides that in lieu of corporate income taxes, the individual stockholders are taxed on the Company’s taxable income.

2. Related Party Transactions

a). On March 31, 2004, the Company sold 24,000 shares of callable common stock to Dennis L. Simpson for $1,200 in cash. Mr. Simpson is a majority shareholder of the Company’s common stock, and President of one of the Company’s subsidiaries.

b). On March 31, 2004, the Company issued 6,096 shares of callable common stock to Dennis L. Simpson and 6,096 shares of callable common stock to Jeffrey D. Hoyal for the purchase of an office building in White City, Oregon. The Company also assumed the remaining mortgage on the property of $140. The total purchase price of the property was $750. Mr. Simpson is a majority shareholder of the Company’s common stock, and President of one of the Company’s subsidiaries. Mr. Hoyal is President and Chief Executive Officer of the Company. See item 7 below “Subsequent Events” regarding an adjustment to the purchase price of this property.

c). On March 31, 2004, the Company issued 2,442 shares of callable common stock to Dennis

2. Related Party Transactions (continued)

(000’s omitted)

L. Simpson and 2,442 shares of callable common stock to Jeffrey D. Hoyal for the purchase of an office building in Medford, Oregon. The Company also assumed the remaining mortgage on the property of $244. The total purchase price of the property was $450. Mr. Simpson is a majority shareholder of the Company’s common stock, and President of one of the Company’s subsidiaries. Mr. Hoyal is President and Chief Executive Officer of the Company.

The callable element in each of the stock transactions noted above means that the Company is granted the right, exercisable at any time, to repurchase all or any portion of the shares at the original purchase price, plus six percent (6%) per annum simple interest from the date of the purchaser’s original acquisition of the shares from the Company.

On April 30, 2004, the Company repurchased 4,080 shares of callable common stock from Jeffrey D. Hoyal at a price of $0.05 per share.

3. Lease Commitments

The Company entered into seven lease agreements for the rental of office and clinic space for its Back 2 Backs division in the second quarter of 2004, as described below:

	Square Feet	Approximate Monthly Rent	Lease Terms (Months)
		($)
Orlando, Florida	2,544	4,102	60
Phoenix, Arizona	3,211	5,463	66
Ft. Lauderdale, Florida	2,564	2,088	66
Fort Myers, Florida	2,899	4,502	60
Albuquerque, New Mexico	2,792	4,416	60
Melbourne, Florida	2,700	3,351	60
Tampa, Florida	2,500	3,229	60

4. Investment in Joint Venture

On February 10, 2004, the Company entered into a joint venture partnership between Back 2 Backs, Inc., and Richard P. Schork to form a limited liability company under the Beverly-Killea Limited Liability Company Act. Each member owns a 50% interest in the partnership in exchange for an initial capital contribution of $300. Back 2 Backs, Inc. contributed $200 to the joint venture during the six months ended June 30, 2004. The partnership was established for the purpose of operating pain management clinics in southern California, and will operate under the name Paincare Medical Centers, LLC.

(000’s omitted)

5. Allowance for Uncollectible Accounts

During the quarter ended June 30, 2004, the Company established a reserve of $450 for a loan and accounts receivable from a client of the Company’s subsidiary Freedom Financial, Inc.

6. Notes Payable

During the quarter ended June 30, 2004, the Company consolidated five mortgage loans totaling $1,370 at an average interest rate of 7.9% into a single debt instrument of $1,370 at 6.9%.

In addition, the Company established a new line of credit for $750 at 4.5% and retired a line of credit of $500 at 7.75% at its subsidiary Back 2 Backs, Inc.

7. Subsequent Events

On July 15, 2004, the purchase price of the Company’s acquisition of an office building in White City, Oregon (as described in item 2b. above) was adjusted from $750 to $523, in accordance with an independent appraisal of the property. Accordingly, the number of shares of the Company’s common stock issued to Simpson & Hoyal, G.P. in consideration for the purchase of the property has been reduced by 7,642 shares, with Dennis L. Simpson and Jeffrey D, Hoyal each surrendering 3,821 shares to the Company for cancellation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(000’s omitted)

Results of Operations:

Consolidated revenues were $5,924 in the second quarter of 2004 as compared to $5,263 in the second quarter of 2003. The increase of $661 is attributable to a $961 increase from the acquisition of Back 2 Backs, Inc. and Freedom Financial, Inc., on June 1, 2003 (see footnote 1, organization and business operations), partially offset by a decline in the Company’s direct mail marketing business in the amount of $300. The reduction in the Company’s direct mail marketing revenue is primarily a result of decreasing the number of direct mail magazine subscription offers delivered in 2004 to 6 million as compared to 23 million for the second quarter of 2003. The increase in revenue from Back 2 Backs and Freedom Financial is due to the inclusion of these units for the entire second quarter of 2004, as compared to only one month in the second quarter of 2003. Also, Back 2 Backs had eleven clinics operating in the second quarter of 2004 vs. four clinics in the second quarter of 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(000’s omitted)

Cost of sales decreased to $2,029 in the second quarter of 2004 as compared to $4,319 in the second quarter of 2003. The decrease is mainly a result of reducing the number of direct mail magazine subscription offers delivered in 2004 as compared to the previous year as noted above.

Although the per-unit cost of direct mail offers has held steady, the company mailed about 17 million fewer offers in 2004 as compared to 2003. The reduction in direct mail cost of sales was partially offset by a $409 increase in cost of sales from Back 2 Backs, Inc., and Freedom Financial, Inc.

Operating expenses increased to $2,696 in the second quarter of 2004 versus $937 for the same period of 2003 primarily due to an increase in selling, general and administrative costs of $930 associated with the expansion of Back 2 Backs and a $450 reserve for bad debts at Freedom Financial.

The Company had operating income of $1,199 in the current quarter vs. operating profit of $7 for the same period last year. The increase in operating profit is due to a significant reduction in cost of sales from the Company’s direct mail business resulting from fewer direct mail offers delivered in the second quarter of 2004, along with a higher response rate to the Company’s mail offers in 2004 as compared to 2003.

Consolidated revenues were $10,040 for the six months ended June 30, 2004 as compared to $10,000 for the same period of 2003. The increase of $40 is attributable to the Company’s acquisition of Back 2 Backs and Freedom Financial, partly offset by a $1,695 reduction in revenue from the Company’s direct mail marketing business. The reduction in the Company’s direct mail marketing revenue is primarily a result of decreasing the number of direct mail magazine subscription offers delivered in 2004 to 10.9 million as compared to 32.1 million for the first six months of 2003. The increase in revenue from Back 2 Backs and Freedom Financial is due to the inclusion of these units for the entire six months of 2004, as compared to only one month in 2003. Also, Back 2 Backs had eleven clinics operating as of June 30, 2004 vs. four clinics at the end of June 2003.

Cost of sales decreased to $3,682 for the first six months of 2004 as compared to $6,738 in the first six months of 2003. The decrease is mainly a result of reducing the number of direct mail magazine subscription offers delivered in 2004 as compared to the previous year as noted above. Although the per-unit cost of direct mail offers has held steady, the company mailed about 21.2 million fewer offers in 2004 as compared to 2003. The reduction in direct mail cost of sales was partially offset by a $775 increase in cost of sales from Back 2 Backs, Inc., and Freedom Financial, Inc. which was due to the inclusion of these units for the entire six months of 2004, as compared to only one month in 2003. Also, Back 2 Backs had eleven clinics operating as of June 30, 2004 vs. four clinics at the end of June 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(000’s omitted)

Operating expenses increased to $4,229 for the first six months of 2004 versus $1,703 for the comparable period of 2003 primarily due to an increase in selling, general and administrative costs of $1,629 associated with the expansion of Back 2 Backs and a $450 reserve for bad debts at Freedom Financial.

The Company had operating income of $2,129 for the six months ended June 30, 2004 vs. operating profit of $1,559 for the same period last year. The increase in operating profit is due to a significant reduction in cost of sales from the Company’s direct mail business resulting from fewer direct mail offers delivered in the second quarter of 2004, along with a higher response rate to the Company’s mail offers in 2004 as compared to 2003, partially offset by increased operating losses from Back 2 Backs and Freedom Financial, and higher corporate administrative expenses.

Liquidity and Capital Resources

On June 30, 2004 the Company had assets of $9,412 compared to 8,556 on December 31, 2003. The increase is primarily attributable to the acquisition of two office buildings for $1.2 million. The Company had total stockholders’ equity of $4,083 and $1,228 as of June 30, 2004 and December 31, 2003, respectively. The increase of $2,855 is due to net income of $1,005, with the remaining increase attributable to the issuance of common stock as previously discussed under item 1.

Net cash generated by / (used in) operating activities for the six months ended June 30, 2004 and 2003 was $402 and $(1,009), respectively. The increase in cash from operating activities in was principally due to a reduction in cash disbursements for mailing costs due to the reduction in direct mail offers delivered in 2004 as compared to 2003 as noted above.

Net cash provided by / (used in) investing activities was $(580) and $29 for the six months ended June 30, 2004 and 2003, respectively. The reduction was primarily due to purchases of capital equipment for expansion of the Company’s Back 2 Backs operation.

Net cash provided by / (used in) financing activities was $(85) and $1,339 for the six months ended June 30, 2004 and 2003, respectively. Net cash provided by financing activities in 2004 was principally due to the sale of common stock of $1,200, offset by net repayment of debt of $1,081, and the repurchase of Company stock for $204. Net cash generated by financing activities of $1,339 in 2003 was a result of loans from the Company’s sole shareholder when the Company was structured as an S-corporation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Item 3. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2004.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

As discussed and disclosed under the heading “Related Party Transactions” to the financial statements under item 1 of Part I above (and incorporated herein by reference), common stock shares were sold to certain insiders of the Company in consideration of cash and the acquisition of real property. Additionally, as disclosed under the heading “Related Party Transactions”, the Company repurchased common stock from Jeffrey D. Hoyal. All such securities were sold pursuant to an exemption from registration in reliance upon rule 506 of Regulation D promulgated by the Securities and Exchange Commission.

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

(b)  Reports on Form 8-K.

No reports were filed on form 8-K during the second quarter of 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYBOR MANAGEMENT INC.

Date: August 11, 2004	By:	/s/ Jeffrey D. Hoyal
Jeffrey D. Hoyal
President and Chief Executive Officer

Date: August 11, 2004	By:	/s/ David A. Yost
David A. Yost
Chief Financial Officer