Form 10QSB
period 2004-09-30
RAYBOR MANAGEMENT INC
filed 2004-11-15
CIK 1108732

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

61,302,712 shares of Common Stock, par value $0.0001 outstanding at September 30, 2004.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐    No  ☒

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

RAYBOR MANAGEMENT INC.

Consolidated Balance Sheets

September 30, 2004

(000’s omitted)

	Sept 30, 2004 (unaudited)	Dec. 31 2003 (audited)
ASSETS
Current assets
Cash and cash equivalents	$584	$540
Accounts receivable, gross	3,737	2,765
Allowance for doubtful accounts	(1,898)	(277)
Accrued interest receivable	14	50
Notes receivable, net	235	1,033
Prepaid mail costs, net of amortization	1,368	1,119
Deferred tax asset	31	181
Other current assets	95	46

Total current assets	4,166	5,457

Property and equipment, net	3,772	2,321

Other Assets
Notes receivable – long term	181	766

Investment in joint venture	184	—

Other	22	12

Total other assets	387	778

Total assets	$8,325	$8,556

(continued)

RAYBOR MANAGEMENT INC.

Consolidated Balance Sheets

September 30, 2004

(000’s omitted)

	Sept 30, 2004 (unaudited)	Dec. 31, 2003 (audited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable	$477	$707
Accrued liabilities	289	1,072
Commissions payable	72	154
Income taxes payable	171	11
Current portion of long-term debt	128	42
Current portion of capital leases	162	134
Line of credit	398	500
Notes payable – related party	—	911
Deferred revenue	1,447	2,346

Total current liabilities	3,144	5,877

Long term liabilities
Capital lease obligations	382	439
Long-term debt, net of current maturities	1,234	997
Other accrued liabilities	15	15

Total long term liabilities	1,631	1,451

Total liabilities	$4,775	$7,328

Stockholders’ equity
Common stock - $.0001 par value, 100,000,000 shares authorized; 61,302,712 and 34,156,180 shares issued and outstanding as of 9-30-04 and 12-31-03, respectively.	6	3
Additional paid in capital	1,355	—
Accumulated earnings	2,189	1,225

Total stockholders’ equity	3,550	1,228

Total liabilities and stockholders’ equity	$8,325	$8,556

See accompanying notes to financial statements.

RAYBOR MANAGEMENT INC.

STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended September 30, 2004 and 2003

(000’s omitted, except per share amounts)

(unaudited)

	Three months ended		Nine months ended
	Sept 30, 2004	Sept 30, 2003	Sept 30, 2004	Sept 30, 2003
Total revenues	$5,568	$7,359	$15,609	$17,359

Cost of sales:
Direct mail costs	1,521	4,280	4,365	10,955
Patient services	625	147	1,440	190
Other	—	47	24	67

Total cost of sales	2,146	4,474	5,829	11,212

Gross profit	3,422	2,885	9,780	6,147

Operating expenses:
Selling, general, & admin. expenses	3,243	1,568	7,472	3,260

Total operating expenses	3,243	1,568	7,472	3,260

Income from operations	179	1,317	2,308	2,887

Interest income/(expense)	(53)	(140)	(161)	(133)
Equity in loss from joint venture	(58)	—	(115)	—

Income before income taxes	68	1,177	2,032	2,754
Income tax expense	109	358	1,068	358

Net income	$(41)	$819	$964	$2,396

Earnings per share	$0.00	$0.02	$0.02	$0.08

Average common stock and common equivalent shares outstanding, basic and diluted	66,543	34,156	57,806	30,267

See accompanying notes to financial statements

RAYBOR MANAGEMENT INC.

STATEMENTS OF CASH FLOWS

For the nine months ended September 30, 2004 and 2003

(unaudited)

(000’s omitted)

	Nine months ended
	Sept 30, 2004	Sept 30, 2003
Net Cash Provided By/(Used In) Operating Activities	$1,348	$1,026

Cash Flows From Investing Activities:
Purchase of capital equipment	(793)	(86)
Payments/(advances) on notes receivable	269	—
Investment in joint venture	(299)	—
Consolidation of investment in Back 2 Backs, Inc.	—	71
Cash from acquisitions	—	179

Net cash provided by (used in) investing activities	(823)	164

Cash Flows From Financing Activities:

Increase in debt/(repayment of debt), net	(1,206)	186
Shareholder distributions	—	(1,287)
Sale of common stock	1,200	—
Repurchase common stock	(475)	—

Net cash provided by (used in) financing activities	(481)	(1,101)

Increase in cash and cash equivalents	44	89

Cash and cash equivalents, beginning of period	540	787

Cash and cash equivalents, end of period	$584	$876

See accompanying notes to financial statements.

(continued)

RAYBOR MANAGEMENT INC.

STATEMENTS OF CASH FLOWS

For the nine months ended Sept 30, 2004 and 2003

(unaudited)

(000’s omitted)

Supplemental Schedule of Non-Cash Activities:

2004
The Company acquired two buildings with a combined value of $972 for stock and the assumption of related mortgages payable as follows:

Mortgage debt assumed	346
Common stock issued	1
Paid in capital	625

Total land and buildings	$972

2003
Acquisition of Back 2 Backs, Inc. on June 1, 2003:
Assets acquired:
Property and equipment, net	2,866
Accounts receivable and other assets	650

Total assets acquired	3,516

Liabilities assumed	3,568

Net assets acquired	(52)

Acquisition of Freedom Financial, Inc. on June 1, 2003:
Assets acquired:
Property and equipment, net	34
Notes receivable	1,463
Accounts receivable and other assets	935

Total assets acquired	2,432

Liabilities assumed	2,611

Net assets acquired	$(179)

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

Basis of presentation

These unaudited consolidated financial statements represent the financial activity of the combined Company as of September 30, 2004. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the annual financial statements and footnotes filed thereto included in the Company’s form 10-KSB filing on March 29, 2004. On October 29, 2003, the Company’s Board of Directors changed the Company’s fiscal year end from February 28th to a calendar year-end of December 31.

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

(000’s omitted)

For the three and nine month periods ended September 30, 2004 and 2003, there is no difference between basic and diluted earnings/loss per common share.

Disclosure about Segments of an Enterprise and Related Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” was issued by the FASB in 1997. This statement requires public enterprises to report financial and descriptive information about reportable operating segments, and establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has identified its three primary operating segments as 1). Direct mail marketing. 2). Medical services. 3). Financial services. Segment revenue and operating for the three and nine month periods ended September 30, 2004 and 2003 are as follows:

	Three months ended		Nine months ended
	Sept 30, 2004	Sept 30, 2003	Sept 30, 2004	Sept 30, 2003
Segment Revenues:
Direct mail marketing	$4,051	$6,908	$12,189	$16,740
Medical services	1,443	378	3,107	521
Financial services	74	73	313	98

Total revenues	$5,568	$7,359	$15,609	$17,359

Segment Operating Profit / (Loss):
Direct mail marketing	$1,978	$1,707	$6,172	$3,399
Medical services	(547)	(141)	(1,486)	(190)
Financial services	(991)	(41)	(1,490)	(57)
Other (corporate)	(261)	(208)	(888)	(265)

Total operating profit	$179	$1,317	$2,308	$2,887

Corporate assets increased by $972 due to the purchase of office buildings in Medford, Oregon, and White City, Oregon.

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

(000’s omitted)

adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS 130 and therefore, for the three and nine month periods ended September 30, 2004 and 2003, comprehensive income is equal to the Company’s reportable income.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of September 30, 2004, the entire cash balance consists of cash on deposit.

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

On September 30, 2004, the Company repurchased 2,342 shares of callable common stock from Jeffrey D. Hoyal at a price of $0.05 per share.

On September 30, 2004, the Company repurchased 2,956 shares of callable common stock from Dennis L. Simpson at a price of $0.05 per share.

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

On February 10, 2004, the Company entered into a joint venture partnership between Back 2 Backs, Inc., and Richard P. Schork to form a limited liability company under the Beverly-Killea Limited Liability Company Act. Each member owns a 50% interest in the partnership in exchange for an initial capital contribution of $300. Back 2 Backs, Inc. contributed $300 to the joint venture during the nine months ended September 30, 2004. The partnership was established for the purpose of operating pain management clinics in southern California, and will operate under the name Paincare Medical Centers, LLC.

The Company accounts for its investment in Paincare Medical Centers, LLC under the equity method. Paincare Medical Centers, LLC tax year-end is December 31. Condensed income statement information of Paincare Medical Centers, LLC is as follows:

Nine-months ended September 30, 2004
Sales	$74

Gross profit	38

Net loss from continuing operations	(231)

Net loss	$(231)

(000’s omitted)

5.	Allowance for Uncollectible Accounts

The Company increased the reserve for loans and accounts receivable for clients of the Company’s subsidiary Freedom Financial, Inc. to $1,452 of which $977 was recorded during the quarter ended 9/30/04.

The Company increased the reserve for patient accounts receivable for the Company’s subsidiary Back 2 Backs to $406 of which $236 was recorded during the quarter.

6.	Notes Payable

During the quarter ended June 30, 2004, the Company consolidated five mortgage loans totaling $1,370 at an average interest rate of 7.9% into a single debt instrument of $1,370 at 6.9%.

In addition, the Company established a new line of credit for $750 at 4.5% and retired a line of credit of $500 at 7.75% at its subsidiary Back 2 Backs, Inc.

7.	Subsequent Events

In October 2004, the Company repurchased 3,220 shares of callable common stock from Dennis L. Simpson at a price of $0.05 per share.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

(000’s omitted)

Results of Operations:

Consolidated revenues were $5,568 in the third quarter of 2004 as compared to $7,359 in the third quarter of 2003. The decrease of $1,791 is attributable to a decline in the Company’s direct mail marketing business. The reduction in the Company’s direct mail marketing revenue is primarily a result of decreasing the number of direct mail magazine subscription offers delivered in the third quarter 2004 to 7 million as compared to 17 million for the third quarter of 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(000’s omitted)

Cost of sales decreased to $2,146 in the third quarter of 2004 as compared to $4,474 in the third quarter of 2003. The decrease is mainly a result of reducing the number of direct mail magazine subscription offers delivered in 2004 as compared to the previous year as noted above.

The Company mailed about 10 million fewer offers in the third quarter of 2004 as compared to 2003. The reduction in direct mail cost of sales was partially offset by a $431 increase in cost of sales from Back 2 Backs, Inc., and Freedom Financial, Inc.

Operating expenses increased to $3,243 in the third quarter of 2004 versus $1,568 for the same period of 2003 primarily due to an increase in selling, general and administrative costs of $1,004 associated with the expansion of Back 2 Backs and a $962 reserve for bad debts at Freedom Financial.

The Company had operating income of $179 in the current quarter vs. operating income of $1,317 for the same period last year. The decrease in operating profit is due to a reduction in the volume of direct mail magazine subscription sales and an increase in selling general and administrative costs of Back 2 Backs, Inc and an increase in the reserve for bad debts for Freedom Financial.

Consolidated revenues were $15,609 for the nine months ended September 30, 2004 as compared to $17,359 for the same period of 2003. The decrease of $1,750 is attributable to a $4,551 reduction in revenue from the Company’s direct mail marketing business offset by an increase of $2,801 in revenue from the Company’s medical and financial services units. The reduction in the Company’s direct mail marketing revenue is primarily a result of decreasing the number of direct mail magazine subscription offers delivered in 2004 to 18 million as compared to 49 million for the first nine months of 2003. The increase in revenue from Back 2 Backs and Freedom Financial is due to the inclusion of these units for the entire nine months of 2004, as compared to only four months in 2003. Also, Back 2 Backs had twelve clinics operating as of September 30, 2004 vs. five clinics at the end of September 2003.

Cost of sales decreased to $5,829 for the first nine months of 2004 as compared to $11,212 in the first nine months of 2003. The decrease is mainly a result of reducing the number of direct mail magazine subscription offers delivered in 2004 as compared to the previous year as noted above. The Company mailed about 31 million fewer offers in 2004 as compared to 2003. The reduction in direct mail cost of sales was partially offset by a $1,305 increase in cost of sales from Back 2 Backs, Inc., and Freedom Financial, Inc. which was due to the inclusion of these units for the entire nine months of 2004, as compared to only four months in 2003. Also, Back 2 Backs had twelve clinics operating as of September 30, 2004 vs. five clinics at the end of September 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

(000’s omitted)

Operating expenses increased to $7,472 for the first nine months of 2004 versus $3,260 for the comparable period of 2003 primarily due to an increase in selling, general and administrative costs of $2,632 associated with the expansion of Back 2 Backs and a $1,452 reserve for bad debts at Freedom Financial.

The Company had operating income of $2,308 for the nine months ended September 30, 2004 vs. operating profit of $2,887 for the same period last year. The decrease in operating profit is due to increased operating losses from Back 2 Backs and Freedom Financial, and higher corporate administrative expenses offset by an increase in operating profit from the Company’s direct mail marketing business.

Liquidity and Capital Resources

On September 30, 2004 the Company had assets of $8,325 compared to $8,556 on December 31, 2003. The decrease is attributable to an increase in the reserve for allowance for bad debt of $1.4 million for the Company’s financial services unit offset by the acquisition of two office buildings for $1.2 million. The Company had total stockholders’ equity of $3,550 and $1,228 as of September 30, 2004 and December 31, 2003, respectively. The increase of $2,322 is due to net income of $964, with the remaining increase attributable to the issuance of common stock as previously discussed under item 1.

Net cash generated by operating activities for the nine months ended September 30, 2004 and 2003 was $1,348 and $1,026, respectively. The increase in cash from operating activities in 2004 was principally due to a reduction in cash disbursements for mailing costs due to the reduction in direct mail offers delivered in 2004 as compared to 2003 as noted above.

Net cash provided by / (used in) investing activities was $(823) and $164 for the nine months ended September 30, 2004 and 2003, respectively. The reduction was primarily due to purchases of capital equipment for expansion of the Company’s Back 2 Backs operation.

Net cash used in financing activities was $(481) and $(1,101) for the nine months ended September 30, 2004 and 2003, respectively. Net cash provided by financing activities in 2004 was principally due to the sale of common stock of $1,200, offset by net repayment of debt of $1,206, and the repurchase of Company stock for $475. Net cash generated by financing activities of $(1,101) in 2003 was a result of distributions paid to a shareholder when the Company was structured as an S-corporation.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Risk Factors Relating to the Company’s Business:

Direct Mail marketing:

1.	Individual publishers can cease using ICM to solicit subscriptions for their magazines when it is in their interest to do so. Publishers need paid subscribers to validate their worth to advertisers. Sales agents play the role of consumer marketing arms for publishers. When, however, a publisher doesn’t need sales agents for specific publications during a specific time period, the publisher will stop using the agent without any downsizing expense.

2.	The federal government may place more substantial regulations on direct mail, as it has on telemarketing, which may cause it to be far less profitable to operate direct mail businesses.

3.	Individual state agencies may try to regulate direct marketing within their jurisdictions, creating a far more complex and time-consuming regulatory environment in which to run a business.

4.	Postal costs may rise and individual companies have very little, if any, ability to affect the timing or degree of those cost increases. These cost increases directly affect the operating profits of the company.

5.	Publishers may require more substantial remittance fees, which will have a direct impact on the revenues ICM earns. The level of remittance fees is determined purely on market dynamics, and can fluctuate substantially within a short period of time.

Medical Services:

1.	The Company’s business model may not translate into other markets due to variation in market size and make-up, reimbursement rate and acceptability by insurers, and our ability to successfully market the service in varying locations.

2.	Insurance coverage could be reduced or eliminated by the government or insurers. The Company is dependent on insurance reimbursement from Medicare and private insurance carriers. A reduction or elimination of the reimbursement rate would affect the Company’s profitability.

3.	Transitioning from six facilities to 20+ may present management problems the current management team cannot foresee or handle. Expanding too quickly may strain the Company’s financial and managerial resources.

4.	Competition may arise from strong, well-funded competitors. There is no guarantee that competitors will not be able to duplicate our treatment methodology.

5.	The allowance for bad debt for patient accounts receivable increased by $236 during the quarter ended September 30, 2004 corresponding to an increase in accounts receivable of $732 during the same period. The allowance for bad debt as of September 30, 2004 is $406 offsetting accounts receivable of $1,741.

5.	Patient litigation may arise from the use of the DRX spinal decompression system. As in many medical procedures, there is an inherent risk of patient litigation.

Financial Services:

1.	Parties responsible for the payment of invoices that Freedom Financial has purchased are no longer capable of paying those invoices and Freedom Financial’s clients are not capable of refunding the invoice amount to Freedom Financial. A reserve of $1,113 has been established to offset the receivable balance of a major client of Freedom Financial which has filed for bankruptcy. The net receivable of this client is estimated at $150.

2.	The regulatory environment could become much more restrictive regarding factoring or the financial requirements imposed by state and federal authorities.

3.	Banks could become more liberal in their credit policies and create more competition for us.

4.	Growth could be limited by available capital. Expansion of the Company’s factoring business will require access to additional capital

5.	The company’s corporate parent may encounter financial hardships that impact the operation. The Company’s factoring business is dependent on infusions of capital from the parent company.

Item 3. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2004.

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

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

On July 23, 2004, the Company held an Informational Meeting of Stockholders whereby the Company announced that the following actions effective as of July 21, 2004 had been approved by written consent of the requisite number of shares of the Company, such number being at least a majority of the shares then outstanding:

•	Elect the following directors to serve for the ensuing year and until their successors are elected: Alan R. Herson, Jeffrey D. Hoyal, Stephen A. Pugsley, Sr., William S. Strickler and David A. Yost.

•	Approve certain amendments to the Company’s Certificate of Incorporation to authorize the creation of “blank check” preferred stock.

•	Adopt the Company’s 2004 Stock Incentive Plan.

•	Ratify the appointment of Pohl, McNabola, Berg & Company LLP as our independent auditors for the current fiscal year.

Item 5. Other Information

Effective September 10, 2004 the Chief Financial Officer, David A. Yost, resigned. Effective November 8, 2004 Noel M. Littlefield accepted the position of Chief Financial Officer.

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

No reports were filed on form 8-K during the third quarter of 2004.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYBOR MANAGEMENT INC.

Date: November 12, 2004	By:	/s/ Jeffrey D. Hoyal
Jeffrey D. Hoyal
President and Chief Executive Officer

Date: November 12, 2004	By:	/s/ Noel M. Littlefield
Chief Financial Officer