Form 10KSB
period 2004-12-31
RAYBOR MANAGEMENT INC
filed 2005-03-31
CIK 1108732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from _____ to _____

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
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

The issuer’s revenues for its most recent fiscal year: $19,341,000

The aggregate market value of the issuer’s common stock held by non-affiliates as of March 28, 2005 (assuming for this purpose that only directors, officers, and 10% or more shareholders of the registrant are affiliates of the registrant) computed by reference to the price at which the common stock was most recently sold, was approximately $282,096

As of March 28, 2005, there were 58,419,276 shares of the issuer’s common stock outstanding.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (Check one):    Yes  ☐     No  ☒

PART I

Item 1. Description of Business

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

A number of the presentations and disclosures in this Form 10-KSB, including any statements preceded by, followed by or which include the words “expects,” “intends,” “anticipates,” “plans,” “projects,” “estimates,” or similar expressions constitute forward-looking statements.

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

Raybor is a holding company owning subsidiaries engaged in a number of diverse activities. On June 1, 2003, the Company acquired all of the issued and outstanding shares of capital stock of four corporations in exchange for the issuance of shares of the Company’s common stock. The acquired corporations, which are now wholly-owned subsidiaries of the Company, are IC Marketing, Inc., a Nevada corporation (“ICM”), American Consumer Publishing Association, Inc., an Oregon corporation (“ACPA”), Back 2 Backs™ Inc., an Oregon corporation (“B2B”) and Freedom Financial, Inc., an Oregon corporation (“Freedom”). ICM and ACPA are in the magazine subscription business. B2B is in the business of operating medical clinics for pain management, with an emphasis on the treatment of lower back disorders through a new technology called spinal decompression. Freedom is in the business of providing account receivable factoring, equipment lease financing, business loans and other financial advisory services to third parties.

The acquisition of ICM, ACPA, B2B, and Freedom was conducted as a rollup with ICM and ACPA as the acquiring entities in accordance with SEC Staff Accounting Bulletin No. 97, “Accounting and Disclosure for Rollups of Businesses.” For purposes of historical reporting, the combined financial statements of ICM and ACPA, the largest operating unit in the group, are shown for comparative purposes as the historical operating entity of Raybor. Effective with the acquisition, ICM and ACPA have fully consolidated their financial activity with B2B and Freedom. B2B and Freedom’s financial activity is included from June 1, 2003 forward. Due to the relative sizes of the combined entities, pro forma results of Freedom and B2B are not presented.

DESCRIPTION OF OPERATIONS

(in thousands)

Raybor is a diversified holding company profitably operating four subsidiaries: IC Marketing/ACPA, direct marketing companies, Back 2 Backs™, a network of pain management treatment centers for sufferers of chronic back pain and Freedom Financial, a specialized commercial finance company. Raybor is a profitable, publicly reporting company, and a leader in corporate administration currently employing 109 full-time and 18 part-time employees.

The Company has no collective bargaining agreements or other such labor contracts with its employees and believes that its employee relationships are satisfactory. Management does not anticipate encountering problems in its ability to hire individuals with the requisite employee skill set.

Direct Mail Marketing:

Founded in 1997, IC Marketing/ACPA (collectively “ICM”) has grown to become one of the largest direct marketing companies in the nation and a leading contender in the fragmented multibillion-dollar publishing industry. ICM specializes in direct marketing of magazine subscriptions and renewals, and is, effectively, a low cost provider of subscription acquisition focusing on upscale consumers interested in higher-end business and lifestyle publications. Successfully reaching over 25 million households annually, ICM has an active customer base of over 2.1 million individuals. With that active customer base, ICM currently represents in excess of 800 publications to over 60 million consumers. In 2004, over 20 million direct mail pieces were circulated by ICM.

ICM has grown from revenues of $2.6 million in 1998, to $15 million in 2004. This growth has been driven by highly targeted direct marketing campaigns to affluent subscribers for subscriptions to high price/high margin publications. Recent expansion in the number of solicitations has enabled Raybor to effectively add new customers and generate greater penetration into existing markets.

In addition to strong growth, Raybor has always maintained a strong focus on consistent philosophical training of managers, cost containment, and bottom line results. As Raybor has grown; it has minimized overhead costs by establishing streamlined processes and cost-effective customer fulfillment. ICM’s successful strategies and efficient operations have produced a profitable business model.

ICM’s business model allows Raybor to be poised to take advantage of several growth trends within the direct marketing industry, including e-commerce, strategic direct mail partnerships, and an increasing preference for goods and services delivered directly to the home or office.

Target Markets and Focus:

The majority of ICM’s target customer base is adults 40 to 70 years of age, with annual household incomes of over $85 thousand. Seventy percent of these customers reside in the eastern half of the U.S. Because we represent 800+ publications, we are able to cross sell to customers whose profile fits various types of higher-end magazines. As a result of the analysis of our customer base, we can match them with higher subscription price publications, reducing the cost of acquiring paid circulation for those publishers, while generating higher margins for ICM.

Within the fragmented industry for direct marketing of magazine subscriptions, we believe there are very few significant independent competitors that currently match ICM’s sophisticated nationwide direct marketing capabilities. We believe our competitive advantages include:

•	Direct-marketing capabilities allowing us to profile consumers in our database along demographic and psychographic dimensions and match subscription offers accordingly

•	Quality multi-publisher offering of lifestyle and business magazines

•	Large national customer database

•	Experienced and effective management

•	Proprietary customer management software

ICM’s successful growth over the last six years has created a platform for continued growth and diversification. Building on a profitable core business in magazine subscription sales, ICM has the opportunity to enhance revenues and profits by continued growth in this area, and diversification into other direct marketing venues.

MARKET OPPORTUNITY
(in thousands)

Over 17 thousand different magazines are distributed in the United States annually. Approximately 700 of these are major publications that have their subscription sales tracked by the Audit Bureau of Circulations (ABC). Collectively, these 700 magazines have a paid subscription base of 305 million, generating revenues of $6.9 million in 2002.

The Subscription Acquisition Process

Along with their own marketing efforts, magazine publishers contract with clearing houses to acquire subscriptions for their publications. The clearinghouses in turn solicit sales agents to directly market these subscriptions offers to consumers. Large clearinghouses often have consumer-marketing programs of their own, but they still work with independent sales agents in the subscription acquisition process. Publishers, clearinghouses, and sales agents create a multi-billion dollar per year industry in magazine subscription sales.

ICM is a sales agent, concentrating its sales efforts on those magazines that charge higher subscription rates, thereby generating higher gross dollar volumes for Raybor. Additionally, subscribers to these publications tend to be of a more affluent demographic, the resulting database providing an excellent resource for cross selling to other high-end publications.

Within the fragmented, subscription acquisition framework, there are few significant independent sales agents that currently match ICM’s sophisticated nationwide direct marketing capabilities. The majority of sales agents and clearing houses have relatively modest profits and do not pose significant competition to ICM. Individual publishers, however, are well financed and therefore much more sophisticated in their marketing capabilities.

Despite the obvious financial advantage publishers have over independent agents, publishers have a vested interest in seeing the multi-tiered sales structure succeed. Publishers acquire a substantial number of subscriptions via the clearing house/sales agent channel. The stability of this channel is vital to the publishers’ well being as most of their revenue comes from the sale of advertising within these publications, which is in turn dependent upon the number of paid subscribers to that publication.

The financial structure established to pay sales agents and clearing houses for the subscription sales efforts is highly lucrative for the sales agent. In nearly all cases, sales agents keep most of the subscription revenues. As an example, the publisher may offer, through the clearing house/sales agent, a subscription to one of its magazines for $59.95, but only require the clearing house and agent to remit to the publisher $5.00. The sales agent keeps the remaining net dollars, with a small fee of one or two dollars (paid to the clearinghouse) for processing the order to the publisher. This works to the benefit of all parties since the clearing houses and agents keep most of the subscription revenue, and the publishers grow the number of paid subscriptions to their publication, which in turn is the basis for defining advertising rates within their magazines.

As ICM continues to solicit subscriptions for costlier magazines servicing a more affluent consumer, Raybor can effectively cross-market products and subscriptions by regularly profiling this growing consumer database. ICM’s unique approach to subscription acquisition and profiling, in concert with its direct marketing power, effectively set the stage for the company’s growth and maintained profitability.

MARKET STRATEGY

ICM’s strategy focuses on the successful implementation of direct marketing vehicles to secure magazines subscription sales. Direct mail, supported by our telemarketing service center, produced revenues of $15 million during 2004. As Raybor grows, other products will be tested utilizing ICM’s proven ability to sell directly to customers. We intend to utilize web-based marketing whenever it can generate the same types of financial returns our current marketing channels produce.

We anticipate looking for strategic partners to support our growth and add to our offerings. Additionally, acquisitions may be appropriate if they fit our growth pattern, and are accretive to our bottom line. The Company is currently not in discussion with any prospective strategic partner nor does it have any potential acquisition candidates under due diligence at this time.

Products/Services

ICM is one of the subscription sales providers used by publishers to sell subscriptions to over 800+ national magazines. Forbes, Newsweek, U.S. News and World Report, and Fortune are just a few of the leading publications for which ICM solicits subscriptions. A developed relationship with each publisher enables ICM to provide a comprehensive array of top-quality, high profile magazines at very competitive prices.

ICM subscription prices are established by the publisher and communicated by way of clearing houses to sales agents like ICM. Within this current model, ICM has the freedom to choose how it communicates this offer to the public. Typically, ICM uses direct mail to target a list of consumers whose profile fits that of the readers for the specific publication. Subscription orders and payments are then received and processed in ICM’s White City, Oregon facility. Information regarding the subscriptions, along with the payment, or remittance, for that subscription is then sent to the clearinghouse for processing before going on to the publisher.

ICM also provides a telemarketing call center to support the sales process, and is developing a web-based marketing program to enhance the sales and marketing effort.

Sales Strategy

Positioning

One of the principal elements of success in the direct marketing industry is the ability of a supplier to sell its products and services to customers with offers that are convenient and compelling, often times at the lowest possible price. ICM has established itself as a leader in the industry, and as a single source provider of a full range of magazine titles supported by our customer service department in Oregon.

Target Customers/ Demographics

ICM’s target customer base is adults 40 to 70 years of age, with annual household incomes of over $85 thousand. Seventy percent of these customers reside in the eastern half of the U.S. As we represent 800+ publications, we are able to cross sell to customers whose profile fits various types of higher-end magazines. As a result of the analysis of our customer base, we can match them with higher subscription price publications, reducing the cost of acquiring paid circulation for those publishers, while generating higher margins for ICM.

Promotion

ICM uses two separate but interrelated primary marketing channels to promote the sales of publications it represents:

•	Direct Mail - ICM has developed a sophisticated direct mail subscription program focused on upscale publications offering strong margin potential. In addition to our own databases, we acquire mailing lists from external list brokers. High margins, along with a customer-requested refund rate of less than two percent contribute toward making ICM a profitable enterprise.

•	Telemarketing - ICM uses telemarketing to support direct mail efforts at its call center in Medford, Oregon. The call center acts as a facility for incoming orders solicited by the direct mail subscription pieces, and as a customer support center for questions any of the 2 million customers may have. Outgoing direct solicitations have also been successful through the call center.

Medical Services:

Back 2 Backs™ Medical Clinics are highly specialized treatment centers for those who suffer from chronic back pain. Experts in utilizing an innovative, FDA approved non-invasive technique to alleviate back pain, Back 2 Backs™ physicians have seen a startling 86% success rate in back pain reduction among their patients. With more than 80 million back pain sufferers in the US, a $100B cottage industry has emerged with an annual increase of 2.5%. Back 2 Backs™ provides not only a great opportunity for investors, but also an unparalleled method of treatment for back pain sufferers. The Back 2 Backs™ model will allow it to become the national leader in direct patient access to specialized medical services. With nearly 12 clinics now in operation nationwide, Back 2 Backs™ is well on it’s way to becoming the nations most sought after provider of standardized back pain management.

For decades, surgery, physical therapy, and pain medication have been the treatment method of choice prescribed by physicians and chiropractors. The Back 2 Backs™ approach allows a consistent and effective method of decompression of the spine which addresses the seminal pain issue and provides long term resolution to chronic lower back problems resulting from spinal stenosis, herniated discs, and degenerative disc disease. Back 2 Backs™ customers seek out our services to address chronic lower back pain, in some cases because they may have health issues which preclude them from being surgical candidates. We feel most individuals will choose the non-surgical approach when given the option between a non-surgical solution and a major invasive surgery.

Due to the nature of the treatment and the substantial cost reduction in comparison to surgery, spinal decompression has become an intelligent alternative accepted by numerous insurance companies. In Oregon, the typical cost for surgery and hospitalization to relieve a herniated disc is roughly $40 thousand as compared to approximately $11 thousand for the entire Back 2 Backs™ process. Back 2 Backs™ methodology has also been found to be effective for many individuals who have had unsuccessful spinal surgery.

History and Status

In October of 2000, Raybor completed a yearlong test/study of the viability of the spinal decompression system in a doctor’s office in a single market. With the success of this test, Back 2 Backs™ was formed as a stand-alone clinic offering the spinal decompression system on a broader base.

Today, Back 2 Backs™ currently operates 12 clinics with an aggregate of 21 clinics to be in operation in 2005. Our goal is to make this revolutionary back pain treatment available to as many people as possible who are suffering from back pain problems.

We believe that our competitive advantages are as follows:

•	86% success rate reducing back pain

•	Low-cost provider for relief of chronic back pain versus surgical alternatives

•	Business and marketing models developed over four years

•	Physician supervised

•	Customized methodology based on unique algorithm

•	Trademark pending on “Back 2 Backs” name

•	Working relationship with insurer-payers

•	Centralized IT and billing operations

Current Growth Objectives

•	Adding revenue-generating facilities, services and other revenue streams at sustainable margins

•	Obtaining leased space for nine future locations in 2005

•	Building out and outfitting new locations

•	Maximizing sales with an extensive marketing campaign to promote our services and establish the Back 2 Backs™ brand

•	Training Back 2 Backs™ staff to support and sustain prolonged growth under a new and aggressive marketing plan

•	Testing and adding a new line of services and treatment plans during 2005

Back Decompression Technology

Most cases of lower back pain have been treated or managed through a variety of traction devices and manual therapy techniques that date back to the late 19th century. It was only in 1991 that a viable technology replaced traction and manual therapy for conditions relating to the lower back. In 1996, the FDA approved the VAX-D, the first spinal decompression machine based on this technology, for treatment of lower back pain. Clinical studies showed that it achieved a 70% success ratio in reducing back pain among patients. Prior to this development, manual therapy, back braces, complete bed rest and other durable stabilization equipment were the primary “treatment” option for individuals who had experienced herniated disks and subsequent painful lower back problems. In the late 1990s, the DRS system (distraction reduction stabilization) for spinal decompression was developed, and received approval from the FDA for use in the United States. The DRX 9000, the current state-of-the-art equipment using this technology, was developed in 2001 by Axiom Worldwide.

The FDA approved DRX 9000 system, along with the Back 2 Backs™ treatment protocol includes treatments for:

•	Herniated/ Bulging disks

•	Stenosis of the Spine

•	Recurrent pain from failed surgical procedures

•	Degenerative Disk Disease

•	Sciatica

•	Posterior Facet Syndrome

•	Inflammation of muscular tissue in the lumbar region

Market Opportunity

The back pain management market is growing, and according to Forbes magazine, the market for these products and/or services is well in excess of $100 billion, and is expected to grow annually.

We believe the area of most promising growth in the pain management market is in non-surgical procedures allowing for less invasive, less expensive procedures. Raybor and Back 2 Backs™ management believe that a non-surgical alternative, with a lower cost factor and a higher success rate over conventional procedures, will be in a position to experience significant growth and acceptance not only from the patient, but also by insurance carriers nationwide.

We estimate the market consists of over 80 million lower back pain sufferers. Our target market is in the 45 to 75 year-old range, however, younger individuals also benefit from treatment. Back 2 Backs™ current facilities allow us to serve markets in seven different states with almost 1 million people in our target demographic within those markets. Several of our current and planned expansion markets can support multiple locations due to their significantly higher demographic content. The market with the smallest number of potential patient/customers (60) in our target demographic is in Medford, Oregon, and we have been profitable in that location since inception.

Insurance providers within our local and interstate market places have approved the Back 2 Backs™ treatment protocol, thereby, giving medical doctors the ability to refer directly to Back 2 Backs™. The independent, contract physicians can refer any walk-in patients. The medical referral base has increased since our treatments reduce the risks and affiliated liability of surgery, creating greater benefit not only for patients but also for the referring physicians and insurance companies. Back 2 Backs™ treatments can often alleviate surgery as a primary means of dealing with lower back problems, and provide the patient with a safe, non-invasive alternative for the most serious of back problems.

Key Factors to the Company’s Success

In 2000, Back 2 Backs™ was formed as a medical clinic to serve the growing need and expanding market for relieving back-related pain and disabilities. Through our proprietary methodology and the non-surgical DRX System, we believe Back 2 Backs™ is poised to establish a niche in the multi-billion dollar industry of treating lower back pain.

Raybor believes that Back 2 Backs™ anticipated success in the marketplace will derive primarily from the following:

•	Back 2 Backs™ offers a low, out-of-pocket cost solution to chronic back pain sufferers. Back 2 Backs™ treatment costs for an individual are normally covered by insurance.

•	All of Back 2 Backs™ locations are in class A commercial real estate properties.

•	Back 2 Backs™ utilizes a business and marketing model unique in the pain management industry.

•	Back 2 Backs™ patients are treated as customers. A substantial amount of staff training is focused on customer relationship management. We believe a satisfied customer is our best advertising.

•	We believe we have established good relationships with local physicians and receive a portion of our patient/customers from referrals. We also use direct mail to a very targeted demographic to increase business.

•	Back 2 Backs™ has contracted with independent physicians to examine walk-in customers to determine if it is appropriate for them to have the DRX treatment prescribed for them.

•	Back 2 Backs™ locations are in easily accessible, high traffic areas that provide safety and convenience to our patient/customers.

•	We are establishing relationships with insurance payers with the objective of showing them that Back 2 Backs™ can be a lower cost solution to back pain. In Oregon, the typical cost for surgery and hospitalization to relieve a herniated disc is $40 thousand Depending on reimbursement rates within individual states and from various insurers, the entire Back 2 Backs™ process may cost the insurer between $4 and $11 thousand per patient.

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

Freedom also provides assistance to clients in the form of credit information, accounts receivable management, accounts receivable collections and financial statement review. These other services provide value to the client by reducing their accounts receivable, credit, collection, and accounting costs and responsibilities.

At the present time, Raybor does not anticipate pursuing further expansion or growth of Freedom Financial as it focuses its efforts on the direct mail marketing and medical side of its business.

RISKS FACTORS RELATING TO THE COMPANY’S BUSINESS:

Direct Mail marketing:

1.
Individual publishers can cease using ICM to solicit subscriptions for their magazines when it is in their interest to do so. Publishers need paid subscribers to validate their worth to advertisers. Sales agents play the role of consumer marketing arms for publishers. When, however, a publisher doesn’t need sales agents for specific publications during a specific time period, the publisher will stop using the agent without any downsizing expense. Such actions on a repeated basis would likely materially and negatively affect cash flow, financial condition and results of operations.

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

2.
Insurance coverage could be reduced or eliminated by the government or insurers. The Company is dependent on insurance reimbursement from Medicare and private insurance carriers. A reduction or elimination of the reimbursement rate would likely negatively and materially affect the Company’s profitability.

3.
Transitioning from 12 facilities to 20+ may present management problems the current management team cannot foresee or handle. Expanding too quickly may strain the Company’s financial and managerial resources.

4.
Competition may arise from strong, well-funded competitors. There is no guarantee that competitors will not be able to duplicate our treatment methodology and directly compete with the Company in its present and anticipated markets.

5.
Patient litigation may arise from the use of the DRX spinal decompression system. As in many medical procedures, there is an inherent risk of patient litigation, which if successful could negatively affect the profitability of the Company.

Financial Services:

1.
Parties responsible for the payment of invoices that Freedom Financial has purchased may no longer be capable of paying certain invoices and Freedom Financial’s clients may not subsequently be capable of refunding the invoice amount to Freedom Financial. During 2004, $1.5 million of receivable balances were written off as bad debt expense due to uncollectibility. $1.1 million of which was due from a major client, which filed for bankruptcy in September 2004.

2.
The regulatory environment could become much more restrictive regarding factoring or the financial requirements imposed by state and federal authorities, which could negatively affect future revenues and profitability.

3.	Banks could become more liberal in their credit policies and create more competition for us.

4.
Growth could be limited by the lack of available capital from internal operations, the parent company or independent third party sources. Expansion of the Company’s factoring business beyond its present level will require access to additional capital

Item 2. Description of Property

1.  Mortgages or loans on owned property:

During 2004, a single loan with Washington Mutual Bank was received in the amount of $1,373 million, which was collateralized by real estate.

2.  No properties comprise of 10% or more of the Company’s total assets.

The Company’s headquarters are located in a leased office building in Medford, Oregon. As of December 31, 2004, the Company owned or leased the following properties:

DESCRIPTION	LOCATION	OWNED/LEASED

Corporate headquarters	Medford, Oregon	Owned
ACPA customer service & data entry center	White City, Oregon	Owned
Freedom Financial, Inc. office building	Medford, Oregon	Owned
Back 2 Backs medical clinic	Medford, Oregon	Owned
Back 2 Backs medical clinic	Eugene, Oregon	Owned
Back 2 Backs medical clinic	Fresno, California	Leased
Back 2 Backs medical clinic	Sacramento, California	Leased
Back 2 Backs medical clinic	Reno/Sparks, Nevada	Leased
Back 2 Backs medical clinic	Boise, Idaho	Leased
Back 2 Backs medical clinic	Portland, Oregon	Leased
Back 2 Backs medical clinic	Miami Lakes, Florida	Leased
Back 2 Backs medical clinic	Orlando, Florida	Leased
Back 2 Backs medical clinic	Phoenix, Arizona	Leased
Back 2 Backs medical clinic	West Palm Beach, Florida	Leased
Back 2 Backs medical clinic	Fort Lauderdale, Florida	Leased
Back 2 Backs medical clinic	Tuscan, Arizona	Leased
Back 2 Backs medical clinic	Fort Myers, Florida	Leased
Back 2 Backs medical clinic	Albuquerque, NM	Leased
Back 2 Backs medical clinic	Melbourne, Florida	Leased
Back 2 Backs medical clinic	Las Vegas, Nevada	Leased
Back 2 Backs medical clinic	Tampa, Florida	Leased
Back 2 Backs medical clinic	Arcadia, California	Leased
Back 2 Backs medical clinic	Fullerton, California	Leased

The Company considers its facilities suitable and adequate for the purpose for which they are used and does not anticipate difficulty in renewing existing leases as they expire or in finding alternative facilities. The Company maintains tenant fire and casualty insurance on its properties in an amount deemed appropriate by the Company.

Item 3. Legal Proceedings

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. In the opinion of management, the ultimate liability, if any, of the Company from all such proceedings, will not have a material adverse effect on the Company’s financial position or results of operations.

In 2004, a lawsuit filed by the State of Oregon in an Oregon state court, naming American Consumer Publishing Association, Inc. (ACPA), IC Marketing, Inc. (ICM), and Dennis Simpson as defendants was resolved. Under the settlement, no penalty, forfeiture or punishment was awarded and there was no admission or concession of any violation of law. The terms of the settlement included a payment by the Company to the State of Oregon for $72 thousand, and mandated compliance with certain refund policy and solicitation mailer printing requirements.

In October of 2004, Ms. Hayter filed suit in the United States District Court for the District of Oregon, alleging that her employment was terminated by ACPA due to her pregnancy. Her suit seeks approximately $600 thousand in damages, including damages for lost past earnings and lost future earnings. Melissa Hayter was employed as a customer service representative by ACPA. ACPA terminated Ms. Hayter’s employment in May of 2003. The case is now in the discovery phase.

On February 18, 2005, Nina Perez, a former employee of Back 2 Back’s filed suit in a California State Court in Fresno. Ms. Perez alleges that her employment was terminated due to her pregnancy. The suit seeks $250 thousand in damages, plus other damages in unstated amounts, plus punitive damages in an unstated amount. Back 2 Back’s was served with a copy of the summons and complaint on March 14, 2005.

Item 4. Submission of Matters to a Vote of Securities Holders

The Company held its annual stockholders meeting on or about July 1, 2004. The corporate actions involve three proposals (the “Proposals”) that were discussed and voted in favor of:

•
The election of the following directors to serve for the ensuing year and until their successors are elected: Alan R. Herson, Jeffrey D. Hoyal, Stephen A. Pugsley, Sr., William S. Strickler and David A. Yost.

•	The adoption of our 2004 Stock Incentive Plan.

•	The ratification of the appointment of Pohl, McNabola, Berg & Company LLP as our independent auditors for the current fiscal year.
PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

There is no public trading market for the Company’s common stock, the issued and outstanding shares of which are held by twenty stockholders. The Company has never paid a cash dividend on its common stock and does not expect to pay dividends in the foreseeable future.

The Company has no compensation plans or individual compensation arrangements under which its equity securities are authorized for issuance.

Recent Sales of Unregistered Securities

On April 30, 2004, the Company repurchased 4,080,000 shares of callable common stock from Jeffrey D. Hoyal at the price of five cents per share.

On September 30, 2004, the Company repurchased 2,182,310 shares of callable common stock from Jeffrey D. Hoyal at the price of five cents per share.

On September 30, 2004, the Company repurchased 2,956,097 shares of callable common stock from Dennis L. Simpson at the price of five cents per share.

On October 31, 2004, the Company repurchased 3,203,117 shares of callable common stock from Dennis L. Simpson at the price of five cents per share.

Funding and Dilutive Instruments

In January 2005, the Company received debt financing from C3 Capital LLC in the amount of $1.5 million and issued warrants to purchase 1,272,227 shares of the Company’s common stock. This financing was obtained to expand both the direct mail marketing division and the medical services division. Warrants in connection with this transaction in the amount of 11,321 shares for an exercise price of $.0001 per share were also issued to our investment bankers. We relied upon Rule 506 of Regulation promulgated under the Securities Act of 1933, as amended and Section 4(2) of such Act for all such issuances. This transaction was previously disclosed in a prior Form 8-K filing.

Fiscal year 2004 Stock Issuances

None.

Item 6. Management’s Discussion and Analysis or Plan of Operation

(in thousands)

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

Overview:

Raybor Management is a rapidly growing, profitable, publicly reporting company operating in three functional segments: Direct Mail Marketing, Medical Services, and Financial Services.

Direct Mail Marketing: The Company markets subscriptions for more than 800+ publications to over 25 million households with an active customer base of 2 million throughout all 50 states.

Medical Services: Four-year old company operating pain management clinics under the trade name Back 2 Backs™ Inc. The Company specializes in the relief of back pain by using an FDA approved spinal decompression system.

Financial Services: Focusing on accounts receivable financing (factoring), purchase order financing, and inventory financing.

Results of Operations:
Fiscal Year Ended December 31, 2004 Compared With Fiscal Year Ended December 31, 2003

(in thousands)

For the year ended December 31, 2004, the Company generated consolidated revenues of $19.3 million as compared to $23.7 million for the year ended December 31, 2003, representing a decrease of 19% in revenues. The decrease is attributable to the significantly reduced number of direct mail subscription offers solicited in 2004 as compared to the previous year. The Company’s direct mail marketing division solicited 20 million offers in 2004 as compared to 61 million offers in 2003, representing a decrease of 67%. In 2003 the Company was aggressively building a large customer base. In 2004 the Company capitalized on its existing customer base therefore, soliciting fewer offers. The Company’s medical division saw a revenue increase of $3.1 million over 2003 of which approximately $1.6 million was due to the addition of 6 new clinics established in 2004. The financial division saw a revenue increase of 85 thousand.

Cost of sales for the Company decreased to $8.1 million in 2004 as compared to $15.1 million in the previous year, representing a decrease of 46%. The decrease is mainly a result of reducing the number of direct mail subscription offers delivered in 2004 as compared to the previous year as noted above. The reduction in direct mail cost of sales was partially offset by an increase in cost of sales from the medical division. The Company’s medical division cost of sales increased to $1.7 million in 2004 as compared to $463 thousand in the previous year. This represents an increase of 267%, which is attributable to the opening of six additional clinics that increased both labor and supplies.

Although the per-unit cost of direct mail offers has held steady, the Company mailed approximately 41 million fewer offers in 2004 as compared to the previous year. The per unit cost of direct mail offers was $0.28 in 2004 and $0.24 in 2003.

Overall operating expenses increased to $10.6 million in 2004 versus $4.9 million for 2003, representing an increase of 116%. This is primarily due to an increase in selling, general and administrative costs and payroll of $5 million associated with the expansion of the Company’s medical division and a $1.5 million write down of receivables in bad debt expense at the Company’s financial division. Of the $1.5 million write down, $1.1 million came from a major client.

The Company generated operating profit of $697 thousand in 2004 compared to operating profit of $3.6 million in 2003, representing a decrease of 81%. The decrease in operating profit is primarily due to the expansion of the Company’s medical division and the bad debt expense associated with the Company’s financial services division. These losses were offset by an increase in operating profit from the Company’s direct mail marketing division. During 2004, the Company’s medical services division had a net operating loss of $3.3 million compared to a net operating loss of $651 thousand in 2003. The Company’s financial services division had a net operating loss of $1.7 million in 2004 compared with a loss of $35 thousand in 2003 and the direct mail marketing division had an operating profit of $7.1 million in 2004 compared to $5.1 million in 2003. Unallocated operating expense from overhead was $1.4 million in 2004 compared to $865 thousand in 2003.

Liquidity and Capital Resources

On December 31, 2004, the Company had assets of $8.7 million compared to $8.6 million on December 31, 2003. During 2004, the Company increased its property, plant and equipment by $1.8 million. This increase is primarily due to the purchase of $2.2 million for the acquisition of four office buildings offset by depreciation. Also, during 2004, the Company reduced its financial services accounts and notes receivable by $1.5 million as the single largest client for the Company’s financial division went bankrupt. This particular client was accountable for $1.1 million of the $3 million. As a result, the financial division is reviewing its strategy on how to better manage its credit reviews. Other changes to assets in 2004 include the recording of $785 thousand in prepaid income taxes.

The Company had total stockholders’ equity of $2.9 million at December 31, 2004 compared to $1.2 million at December 31, 2003. This increase of $1.7 million is primarily due to additional paid in capital from the sale of common stock of $1.2 million.

Accounts payable increased to $963 thousand at December 31, 2004 compared to $707 thousand the previous year, representing an increase of 36%. This was primarily due to an increase in accounts payable of the Company’s medical services division, which is attributable to the opening of the six addition medical clinics.

Accrued expenses decreased to $483 thousand at December 31, 2004 compared with $711 thousand at December 31, 2003, mainly due to the significant decrease in direct mail offers delivered which, in turn, decreased publisher remittances and customer refunds.

Liquidity and Capital Resources - continued

Net cash generated from operating activities was $274 thousand in 2004 and $1.9 million in 2003, representing a decrease of 86%. The change in cash from operating activities in 2004 vs 2003 was principally due to the increase of expense associated with opening six additional medical services clinics during 2004, and the effect of the financial services division largest accounts and notes receivable client filing for bankruptcy.

Also, cash flow from operations during 2004 includes a provision for income taxes in the amount of $266 thousand.

Net cash used in investing activities was $1.1 million and $179 thousand for 2004 and 2003, respectively. This increase is primarily due to the purchase of DRX Spinal Decompression Systems that are placed in each of the six new clinics that opened in 2004.

Net cash provided by financing (used in) activities was $481 thousand and ($2) million for 2004 and 2003, respectively. During 2004, the Company sold stock for $1.2 million and repurchased stock for $621 thousand. During 2003, prior to being structured as an S-corporation, there were $1.2 million in distributions paid to a shareholder.

In January 2005, the Company received debt financing from C3 Capital LLC in the amount of $1.5 million and issued warrants to purchase 1,272,227 of the Company’s common stock. This financing was obtained to expand both the direct mail marketing division and the medical services division.

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are likely to have a material current or future effect on the Company’s financial condition, or changes in financial condition, liquidity or capital resources or expenditures.

Effects of Inflation

In the opinion of management, inflation has not had a material effect on the operations of the Company.

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

The Company continues to utilize the appointed independent auditors Pohl, McNabola, Berg & Company LLP for the year ended December 31, 2004.

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

Item 8B. Other Information

On December 23, 2004, the Company filed a Current Report on Form 8-K with the Commission pursuant to the resignation of Mr. David Yost as the Chief Financial Officer of Raybor Management Inc., effective September 10, 2004. In addition, the Company appointed Ms. Noel Littlefield, Mr. Ryan Azares and Ms. Tracy Friend as directors of Raybor Management Inc., on December 21, 2004 to serve until the next annual meeting of stockholders or until their successors are duly elected and qualified.

PART III

Item 9. Directors, and Executive Officers of the Registrant.

There are no known arrangements or understandings between any director or executive officer and any other person pursuant to which any of the above-named executive officers or directors was selected as an officer or director of the Company. All directors hold office until the next annual meeting of stockholders and until their successors have been duly elected and qualified. Aside from expenses to attend the Board of Directors meetings, the Company has not compensated its directors for service on the Board of Directors or any committee thereof. Certain directors earn compensation solely from their position as an executive employee of the Company or one of its subsidiaries. The Board of Directors appoints officers and each executive officer serves at the discretion of the Board of Directors. The Company does not have any standing committees at this time.

None of the directors, officer, affiliates or promoters of the Company have filed any bankruptcy petition, been convicted or been the subject of any pending criminal proceedings, or the subject of any order, judgment, or decree involving the violation of any state or federal securities laws within the past five years.

The Company’s officers and directors as of December 31, 2004 consist of the following persons:

NAME	AGE	OFFICE	SINCE

Jeffrey D. Hoyal	43	President and CEO, Director	2003
Noel M. Littlefield	38	Chief Financial Officer, Secretary, Director	2004
Stephen A. Pugsley, Sr.	41	Director	2003
Ryan C. Azares	28	Director	2004
Tracy L. Friend	29	Director	2004

Each director serves until the next annual meeting and his successor is elected or until his earlier resignation or removal.

Jeffrey Hoyal, President/CEO, Chairman, has been the Company’s President and Chief Executive Officer and a Director since May 2003. Since 1993, Mr. Hoyal has been the co-founder and director of Hoyal & Associates, a business-consulting firm in Medford, Oregon and was President and sole shareholder of Freedom Financial, Inc., a financial services firm also located in Medford, Oregon. Mr. Hoyal has substantial experience in advising start-up companies, new business development, tax planning, strategic planning and human resource planning. He has BS and MS degrees in Business Administration from Southern Oregon University and has completed his law school education at Golden Gate University School of Law and Howard Taft University School of Law. He is currently a PhD candidate at Touro University and working towards his completion of an L.L.M. in International Tax Law at St. Thomas University School of Law.

Noel M. Littlefield, Chief Financial Officer, Secretary has been working on the company’s finances in various capacities since 1999. Mrs. Littlefield began working with Hoyal & Associates, owned by Jeff Hoyal, CEO of Raybor, in the capacity of Accounting Manager while American Consumer Publishing Co. and Back 2 Back’s were in their early stages. From November 2001 to September 2002, Mrs. Littlefield was the Controller for the Company’s subsidiaries American Consumer Publishing Company, Inc and IC Marketing. In September 2002, Mrs. Littlefield transitioned over to the Company’s subsidiary, Freedom Financial, Inc. located in Medford, Oregon as its Chief Financial Officer, delivering blossoming financial processes and increasingly complex financial reports to the growing needs of the start-up going public. In, November 2004, Mrs. Littlefield was elected as the Chief Financial Officer for Raybor Management.

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

Ryan Azares, Director of Marketing, Director, responsible for the company’s direct mail marketing systems, publisher and clearing-house relations, and new agent acquisitions. He began working with Raybor Management in 2001 in his capacity as owner-operator of Western Pacific Publishing, which delivered order-clearing solutions for IC Marketing, a Raybor company. Western Pacific became IC Marketing’s top outside agent for order volume, customer service, and publisher relations, and Ryan subsequently accepted a position with ACPA, Inc., a Raybor company, in June of 2003. He joined Raybor’s management team in September 2004.

Previously, Ryan was a top-producing organizational sales manager for Franklin Covey and several direct marketing companies. A business development professional with expertise in direct mail and database marketing, consumer publications, and ecommerce marketing strategies, Ryan has founded several companies and demonstrated entrepreneurial skills from launch to exit strategy.

Ryan received his Bachelor of Arts degree from Brigham Young University and is a candidate for a Masters of Business Administration degree from Touro University International, in Information Technology Management.

Tracy L. Friend, Director, has been with the Company since February 2003 and was appointed to the position of President for American Consumer Publishing Association, Inc. in October 2004. Tracy’s expertise is in data entry retrieval as well as database programming and design. Since her hire as a data entry retrieval specialist, Tracy has been an invaluable asset to the company. Her efforts have largely been behind the scenes, but her work as a database programmer and designer always placed her on the front lines. Her valuable contributions and her demonstrated leadership capacity made her the ideal candidate for each leadership promotion in which she was considered. With a distinguished and diversified background in Information Technology, Programming Management, and Graphic Design, in addition to years as a respected consultant in Database Administration, Tracy has developed a unique skill set with which to asses and meet ACPA’s business objectives. With the company’s interest of business in mind, Ms. Friend continues advancing her education through accredited online classes. Prior to joining our management team, Ms. Friend graduated with an associate’s of Science degree with an emphasis networking from Rogue Community College.

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

We believe, based solely on our review of the copies of such reports received from certain Reporting Persons, that each of Ryan Azares, Tracy Friend and Noel Littlefield, each of whom is a Director of Raybor, failed to file on a timely basis one Form 3, each of which Form 3 reported one transaction, namely their election to the Board of Directors of Raybor (and with respect to Ms. Littlefield, her appointment as the CFO of Raybor) and that Messrs. Simpson and Hoyal failed to file on a timely basis one Form 4 involving the repurchase of a portion of their Raybor stock by Raybor.

Based solely on a review of copies of such reports furnished to the Company and written representations that no other reports were required during the year ended December 31, 2004, the Company believes that all persons subject to the reporting requirements pursuant to Section 16(a) filed the required reports on a timely basis with the SEC.

There is no arrangement between any of the directors or executive officers and any other person or persons, pursuant to which he was or is to be selected as a director or executive officer.

Effective July 21, 2004 the Secretary/Director, Alan R. Herson, resigned due to the fact that full time services were not needed and therefore Mr. Herson felt that he should not continue as the Company’s director. Mr. Herson continues to work on a part-time as needed basis.

Effective September 10, 2004 the Chief Financial Officer, David A. Yost, resigned. Effective November 8, 2004 Noel M. Littlefield accepted the position of Chief Financial Officer.

Code of Ethics:

We have adopted a “Code of Ethics for Senior Officers.” A copy of the Code Ethics for Senior Officers is maintained at the Company’s corporate office in Medford, OR, which may be obtained without charge by any shareholder writing our CFO, Noel Littlefield, at the Company’s offices in Medford. In the event we make any amendments to, or grant any waivers of, a provision of the Code Ethics for Senior Officers that applies to the principal executive officer, principal financial officer, or principal accounting officer that requires disclosure under applicable SEC rules, we intend to disclose such amendment or waiver and the reasons therefor on a Form 8-K or on our next periodic report.

The Company does not have an audit or any other committees of the Board of Directors. The Company does not have an outside financial expert serving on the Board of Directors because the Company is not listed with a stock exchange and there is no public trading of the Company’s stock. The Company believes that the current members of its Board of Directors, including its CFO, Noel Littlefield, although not independent, have adequate knowledge of financial matters to adequately address the Board’s responsibilities in this area.

Item 10. Executive Compensation

The following table sets forth certain summary information regarding compensation paid by the Company to corporate officers for services rendered during the period of January 1, 2002 through December 31, 2004 including payments made from subsidiary companies. Amounts paid:

Summary Compensation Table

Name and Principal Position	Year	Base Salary	Bonus	Stock Purchase Reimbursement	Total
Jeffrey D. Hoyal, President & CEO	2004
	2003	131,888	172,703	-0-	304,591
	2002	-0-	-0-	-0-	-0-

David A. Yost, Chief Financial Officer	2004	99,500	9,925	-0-	109,425
	2003	96,000	500	7,000	103,500

Stephen Pugsley, Director	2004	91,259	10,000	-0-	101,259
	2003	61,807	500	-0-	62,307
	2002	15,108	108	-0-	15,216

Ryan Azares, Director	2004				76,090
Noel Littlefield, Chief Financial Officer	2004				75,162
Tracy Friend, President ACPA	2004				51,209

Other Information:

Effective July 21, 2004 the Secretary/Director, Alan R. Herson, resigned due to the fact that full time services were not needed and therefore Mr. Herson felt that he should not continue as the Company’s director. Mr. Herson continues to work on a part-time as needed basis.

Effective September 10, 2004 the Chief Financial Officer, David A. Yost, resigned to pursue a new opportunity. There was no disagreement between Mr. Yost and the Company regarding any matter relating to the Company’s operations, policies or practices. Effective December 21, 2004 Noel M. Littlfield accepted the position of Chief Financial Officer.

Compensation of Directors:

Directors received no remuneration for their services during 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information regarding the beneficial ownership of the Company’s Common Stock as of December 31, 2004 based on information available to the Company by (I) each person who is known by the Company to own more than 5% of the outstanding Common Stock based upon reports filed by such persons with the Securities and Exchange Commission or as reflected on the books and records of the Company’s stock transfer agent; (ii) each of the Company’s directors; (iii) each of the Named Executive Officers; and (iv) all officers and directors of the Company as a group.

Title and Class of Stock	Name and Address	Shares Beneficially Owned (1)	Percent
Class A Common	Dennis L. Simpson 975 Roberta Lane, #104 Sparks, NV 89431	22,095,036	79.80%

Class A Common	* Jeffrey D. Hoyal 3976 Bellinger Lane Medford, OR 97501	7,095,036	12.14%

Class A Common	Noreen M. Ackermann 147 Strawberry Lane Ashland, OR 97520	2,006,000	3.43%

Class A Common	Thomas Purtzer 2335 Hillside Drive Central Point, OR 97502	600,036	1.03%

Class A Common	Robert Trujillo 540 Arnold Lane Medford, OR 97501	600,036	1.03%

Class A Common	Peterson Family LLC 840 Royal Ave St #1 Medford, OR 97504	600,036	1.03%

Class A Common	* Stephen A. Pugsley, Sr. 975 Roberta Lane, #104 Sparks, NV 89431	200,000.34%

Class A Common	* Noel Littlefield 2510 Congress Way Medford, OR 97504	50,000.09%

Class A Common	* Ryan Azares 944 Parkdale Ave Medford, OR 97501	50,000.09%

Class A Common	* Tracy Friend 830 Gold Ct Grants Pass, OR 97527	5,000.01%

Class A Common	All Executive Officers and Directors as a group (5 persons)	7,400,036	12.67%

_________________
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

* Denotes a Director or Executive Officer of the Company.

Item 12. Certain Relationships and Related Transactions.

(in thousands)

A.  SP&H Corporation

SP&H is controlled by Jeff Hoyal and Dennis Simpson. Jeff Hoyal is the President and CEO of Raybor, and Dennis Simpson is a majority shareholder of the Company and President of one of the Company’s subsidiaries.

During 2003, the Company made or accrued payments to SP&H Corporation totaling $88 thousand for Company use of a private plane owned by S&H.

During 2004, the Company made or accrued payments to SP&H Corporation totaling $92 thousand for Company use of a private plane owned by SP&H Corporation.

In December 2004, the Company purchased a private plane owned by SP&H Corporation for $249 thousand. The valuation was determined by a search of common and/or similar airplanes.

B.  Simpson & Hoyal G.P.

Simpson & Hoyal G.P. is a general partnership owned by Dennis Simpson and Jeff Hoyal. During 2004, the Company entered into the following transactions with the partnership:

a). Made rent payments totaling $16 thousand for properties occupied by the Company and owned by Simpson & Hoyal, G.P.

b). Factored accounts receivable in the amount of $30 thousand owed to the partnership from a third party. This factored account amount was paid in full in 2004.

C.  Indian Motorcycle of Medford, Inc.

The Company loaned $200 thousand to Indian Motorcycle of Medford, Inc., a corporation controlled by Dennis Simpson and Jeff Hoyal. The note was due in September 2004 and carries an annual interest rate of 12%. As of December 31, 2003 the balance due including accrued interest is $213 thousand. This amount was repaid in January 2004.

D.  Jeffrey D. Hoyal

The following related party transactions were identified with regard to Mr. Hoyal:

a). The Company remitted certain magazine subscriptions through Western Pacific Publishing (WPP), a corporation owned by a relative of Mr. Hoyal. Total remittances through WPP were $143 thousand in 2004 and $717 thousand in 2003.

b). The Company remitted certain magazine subscriptions through Mid-West Magazine Services (MWMS), a corporation owned by a relative of Mr. Hoyal. Total remittances through MWMS were $522 thousand in 2003.

c). The Company has a management consulting agreement with Hoyal and Associates, a company owned by Mr. Hoyal, to provide management expertise. The Company paid consulting fees totaling $202 thousand in 2004 and $154 thousand in 2003.

d) During 2004, the Company received $209 thousand from two organizations owned by relatives of Jeffrey D. Hoyal, for processing direct mail subscriptions on their behalf. The total volume of direct mail subscriptions by the Company for these entities was 3,979.

E.  Dennis L. Simpson

a). As of December 31, 2003, the Company had a note payable to Mr. Simpson in the amount of $911 thousand as a result of loans from Mr. Simpson to the Company. The note carries an annual interest rate of 12%. During 2004, the balance due on this loan including interest payable of $17 thousand was exchanged for a loan receivable from Premier Home & Improvements, which was due to the Company.

b). During the year ended December 31, 2003, the Company loaned $983 thousand to Premier Home & Improvement, a corporation owned by Mr. Simpson. The loans were secured by a note with an annual interest rate of 12% and were guaranteed by Dennis Simpson, the Company’s majority shareholder. Premier Home & Improvement defaulted on its note receivable and the Company demanded that Mr. Simpson repay the note. The Company and Mr. Simpson negotiated a settlement of the note that resulted in a reduction in the note by $928 thousand in a swap for a loan due from the Company to Dennis Simpson. The remaining balance of $55 thousand on the loan and interest of $79 thousand was written off as bad debt expense.

c). On March 31, 2004, the Company sold 24,000,000 shares of common stock callable at five cents per share to Dennis L. Simpson for $1.2 million in cash.

F.  Medford, OR and White City, OR Properties

On March 31, 2004, the Company issued 3,820,730 shares of common stock callable at five cents per share to Dennis L. Simpson and 3,820,730 shares of common stock callable at five cents per share to Jeffrey D. Hoyal for the purchase of an office building in White City, Oregon. The Company also assumed the remaining mortgage on the property of $140 thousand. The total purchase price of the property was $523 thousand. Mr. Simpson is a majority shareholder of the Company’s common stock, and President of one of the Company’s subsidiaries. Mr. Hoyal is President and Chief Executive Officer of the Company.

On March 31, 2004, the Company issued 2,441,580 shares of common stock callable at five cents per share to Dennis L. Simpson and 2,441,580 shared of common stock callable at five cents per share to Jeffrey D. Hoyal for the purchase of an office building in Medford, Oregon. The Company also assumed the remaining mortgage on the property of $207 thousand. The total purchase price of the property was $450 thousand.

The callable element in each of the stock transaction noted above means that the company is granted the right, exercisable at any time, to repurchase all or any portion of the shares at the original purchase price, plus six percent (6%) per annum simple interest from the date of the purchaser’s original acquisition of the shares from the Company.

On April 30, 2004, the Company repurchased 4,080,000 shares of callable common stock from Jeffrey D. Hoyal at the price of five cents per share.

On September 30, 2004, the Company repurchased 2,182,310 shares of callable common stock from Jeffrey D. Hoyal at the price of five cents per share.

On September 30, 2004, the Company repurchased 2,956,097 shares of callable common stock from Dennis L. Simpson at the price of five cents per share.

On October 31, 2004, the Company repurchased 3,203,117 shares of callable common stock from Dennis L. Simpson at the price of five cents per share.

G. Northwest Pain Management

Dr. Thomas Purtzer, shareholder and former member of Back 2 Back’s management, is sole owner of Northwest Pain Management. Northwest Pain Management is contracted with Back 2 Back’s to provide management consulting services and patient care services and the financing of one DRX machine. Payments to Northwest Pain Management during 2004 were:

(in thousands)
Nature of Transactions	Amount ($)
Contracted Physicians	344
Purchase of Equipment	30
Patient Refunds	1
375

H. PainCare Medical Center LLC

Richard Schork, owner of a 50% interest in and Chief Executive Officer of PainCare Medical Center, LLC is a relative of Mr. Jeff Hoyal.

I. Mid-West Magazine Services

The Company remits certain magazine subscriptions through Midwest Magazine Services Company, which is owned by a relative of Mr. Hoyal. A total of $552 thousand in magazine subscription remittances were conducted through Midwest magazine Services in 2003.

J. Littlefield Masonry

Littlefield Masonry is owned by Larry Littlefield, who was related to Noel Littlefield, the CFO of the Company. The Company loaned Littlefield Masonry $15 thousand in 2004 at 10% interest payable in monthly installments through February 2006.

K. Golden Services of America - Ackermann

The Company paid $335 thousand in commissions and $111 thousand for management consulting services, in the area of telemarketing and other magazine subscription sales practices, to Golden Services of America in 2004. The Company paid $154 thousand in commissions to Golden Services of America in 2003. Golden Services of America is owned by Noreen and John Ackermann. Noreen Ackermann is a shareholder in the Company and an employee of Raybor as Publisher Relations Director.

Item 13. Exhibits.

3.1 Articles of Incorporation [amended restated]

Filed in Form 10SB with the Commission on March 9, 2000.

3.2 By-Laws of Raybor and Certificate of Incorporation

Filed in Form 10SB with the Commission on March 9, 2000.

21.1 Subsidiaries of the Company

IC Marketing, Inc., American Consumer Publishing, Freedom Financial, Inc. and Back 2 Back’s were filed as subsidiaries to the Company in Form 8-K with the Commission on May 5, 2003.

1). The following exhibits were filed on Form 8-K/A on December 23, 2004:

Departure of Director

Election of Directors

Appointment of Principal Officers

Item 14. Principal Accountant Fees and Services.

	For the Years Ended December 31,

	2004	2003

Audit Fees	$134	$102
Audit Related Feed	$19	$6
Tax Fees	$31	$15
Other Feed	$13	$—

The audit-related fees relate to review services performed by our accountant; the tax fees relate to preparation of our tax returns by our accountant.

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our independent accountants must now be approved in advance by the audit committee to assure that those services do not impair the accountants’ independence. We do not have an audit committee, so our board of directors reviews and approves audit and permissible non-audit services performed by Pohl, McNabola, Berg and Company, P.A., as well as the fees they charge for performing those services.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Raybor Management, Inc.

Dated: March 30, 2005	By:	/s/ Jeffrey D. Hoyal
Jeffrey D. Hoyal
Chief Executive Officer

In accordance with the Exchange Act, this report has been duly signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Jeffrey D. Hoyal Jeffrey D. Hoyal, Chief Executive Officer	March 30, 2005
/s/ Noel M. Littlefield Noel M. Littlefield, Chief Financial Officer	March 30, 2005
/s/ Stephen A. Pugsley Stephen A. Pugsley Director	March 30, 2005
/s/ Ryan C. Azares Ryan C. Azares Director	March 30, 2005

/s/ Tracy L. Friend Tracy L. Friend Director	March 30, 2005

RAYBOR MANAGEMENT, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

RAYBOR MANAGEMENT, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004 AND 2003

C O N T E N T S

Report of Independent Certified Public Accountants	F-3

Consolidated Balance Sheets	F4 - F5

Consolidated Statements of Operations	F-6

Consolidated Statements of Changes in Shareholder’s Equity	F-7

Consolidated Statements of Cash Flows	F8 - F9

Notes to Financial Statements	F10 - F34

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Shareholders
Raybor Management, Inc.

We have audited the consolidated balance sheets of Raybor Management, Inc. and its subsidiaries, as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholder’s equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Raybor Management, Inc. and its subsidiaries, as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Pohl, McNabola, Berg & Co., LLP

Pohl, McNabola, Berg & Company LLP
San Francisco, California
March 11, 2005

RAYBOR MANAGEMENT, INC., AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND 2003

	(in thousands)
	2004	2003
Assets
Current Assets
Cash and cash equivalents	$220	$540
Accounts receivable - net of allowance for doubtful accounts of $785 and $277 in 2004 and 2003, respectively	1,239	2,488
Prepaid income taxes	785	—
Accrued interest receivable	5	50
Notes receivable - net of reserve for doubtful accounts of $110 in 2004	332	1,033
Prepaid mail costs - net of accumulated amortization of $45,056 and $39,402 in 2004 and 2003, respectively	1,355	1,119
Deferred tax asset	320	181
Other current assets	308	46
Total Current Assets	4,564	5,457
Property and Equipment - net of accumulated depreciation of $850 and $412 in 2004 and 2003, respectively	4,122	2,321
Other Assets
Notes receivable - long term	4	766
Other	14	12
Total Other Assets	18	778
Total Assets	$8,704	$8,556

(continued)

RAYBOR MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (CONTINUED)
AS OF DECEMBER 31, 2004 AND 2003

	(in thousands)
	2004	2003
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$963	$707
Commissions payable	132	154
Accrued expenses	483	711
Income taxes payable	—	11
Deferred income taxes payable-current	—	361
Current portion of long-term debt	34	42
Current portion of capital leases	167	134
Deferred loan proceeds	7	—
Bank line of credit	398	500
Notes payable - related party	—	911
Deferred revenues	1,633	2,346
Total Current Liabilities	3,817	5,877
Long Term Liabilities
Capital lease obligations	337	439
Long-term debt, net of current maturities	1,323	997
Deferred income taxes	308	15
Total Long Term Liabilities	1,968	1,451
Total Liabilities	5,785	7,328
Minority Interest	20	—
Shareholders’ Equity
Common stock, $0.0001 par value; 100,000,000 shares authorized; 58,419,276 and 34,156,180 issued and outstanding as of December 31, 2004 and 2003, respectively	6	3
Additional Paid in Capital	1,274	—
Retained earnings	1,619	1,225
Total Shareholders’ Equity	2,899	1,228
Total Liabilities and Shareholders’ Equity	$8,704	$8,556

RAYBOR MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	(in thousands, except per share amounts)
	2004	2003
Total Revenues	$19,341	$23,681
Cost of Sales
Direct mail costs	5,654	14,537
Medical related	2,441	463
Other	24	152
Total Cost of Sales	8,119	15,152
Gross Profit	11,222	8,529
Operating Expense
Sales and marketing	934	255
Payroll and related	3,230	1,887
General and administrative	5,915	2,576
Depreciation and amortization	446	214
Total Operating Expense	10,525	4,932
Income from Operations	697	3,597
Other Income (Expense)
Interest income	4	15
Interest expense	(223)	(206)
Gain on sale of asset	—	95
Other income	2	—
Total Other (Expense)	(217)	(96)
Income Before Minority Interest and
Provision for Income Taxes	480	3,501
Minority Interest in Loss of Subsidiary	180	—
Income Before Provision for Income Taxes	660	3,501
Provision for Income Taxes	(266)	(580)
Net Income	$394	$2,921
Earnings per share	$0.01	$0.09
Average common shares outstanding, basic and diluted	58,448	31,611

RAYBOR MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

(IN THOUSANDS)

	Common Stock
	Shares	Amount		Additional Paid In Capital	Retained Earnings	Total

Balance, December 31, 2002	27,156	$3	$		$(240)	$(237)
Net income	—	—		—	2,921	2,921
Acquisition of Back 2 Back’s	3,000	—		—	(52)	(52)
Acquisition of Freedom Financial	4,000	—		—	(180)	(180)
Shareholder contributions	—	—		—	817	817
Shareholder distributions	—	—		—	(2,041)	(2,041)
Balance, December 31, 2003	34,156	$3		—	$1,225	$1,228
Net Income	—	—			394	394
Sale of common stock	24,000	3		1,197	—	1,200
Issued for employees compensation	160	—		72	—	72
Issuance of shares - purchase property	12,525	1		625	—	626
Repurchase of shares	(12,422)	(1)		(620)	—	(621)
Balance, December 31, 2004	58,419	$6		$1,274	$1,619	$2,899

RAYBOR MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	(in thousands)
	2004	2003
Cash Flows From Operating Activities:
Net Income	$394	$2,921
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	435	214
Amortization of deferred mail costs	5,665	14,537
Allowance for bad debt	619	108
Minority interest share of net loss	(180)	—
Issuance common stocks for employees compensation	72	—

Changes in operating assets and liabilities:
Accrued interest receivable	46	(40)
Accounts receivable - trade	1,295	(964)
Income taxes receivable	(785)	—
Notes receivable	(112)	(530)
Deferred mailing costs	(5,890)	(12,864)
Advances to affiliate	—	17
Prepaid expenses	(262)	48
Deferred tax asset	(139)	(181)
Other Assets - others	(2)	—
Accounts payable and accrued expenses	255	(1,273)
Deferred revenue	(713)	506
Income taxes payable	(11)	10
Deferred taxes payable	(68)	(418)
Other current liabilities	(345)	(153)

Net cash provided by operating activities	274	1,938

Cash Flows From Investing Activities:

Proceeds from sale of building	—	913
Purchases of capital equipment	(1,275)	(328)
Contribution from minority investor	200	—
Advances on note receivable	—	(943)
Cash from acquisitions	—	179

Net cash used in investing activities	(1,075)	(179)

RAYBOR MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

	(in thousands)
	2004	2003
Cash Flows From Financing Activities:

Advances and distribution (to)/from shareholder	$—	$(1,224)
Sale of common stock	1,200	—
Repurchase of common stock	(621)	—
Proceeds from capital lease obligations	71	—
Proceeds from borrowings	1,370	97
Proceeds form borrowings - related party	—	42
Repayment of capital lease obligations	(140)	(107)
Prepayment of debt	(1,399)	(314)
Repayment of debt - related party	—	(500)

Net cash provided by (used in) financing activities	481	(2,006)

Net Decrease in cash and cash equivalents	(320)	(247)

Cash and cash equivalents, beginning of year	540	787

Cash and cash equivalents, end of year	$220	$540

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Interest	$223	$206
Taxes	$1,248	$1,170

Supplemental schedule of non-cash activities:
Acquisition of land and buildings at two locations on March 31, 2004:
Assets acquired
Property and equipment - net	$973
Liabilities acquired
Mortgages	347
Net assets acquired	$626

RAYBOR MANAGEMENT, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004 AND 2003

(in thousands)
2003
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

RAYBOR MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

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

The acquisition of ICM, ACPA, B2B and Freedom was conducted as a rollup with ICM and ACPA as the acquiring entities in accordance with SEC Staff Accounting Bulletin No. 97, “Accounting and Disclosure for Rollups of Businesses”. For purposes of historical reporting, the combined financial statements of ICM and ACPA, the largest operating unit in the group, are shown for comparative purposes as the historical operating entity of Raybor Management. Effective with the acquisition, ICM and ACPA have fully consolidated the financial activity with B2B and Freedom. B2B’s and Freedom’s financial activities are included from June 1, 2003 forward. Due to the relative sizes of the combined entities, pro forma results of Freedom and B2B are not presented in periods prior to June 1, 2003.

During 2004, the Company entered into a joint venture partnership to form PainCare Medical Services, LLC which is a variable interest entity associated with the Company’s medical services division and the Company is the primary beneficiary. In accordance with FIN 46, the partnership has been consolidated in the Company’s financial statements. The partnership has assets of $198 and nonrecourse debt of $11 as of December 31, 2004.

During 2004, two variable interest entities contracted to receive management services from the Company’s medical services division. The contracting entities were consolidated in the Company’s consolidated financial statements in accordance with FIN 46. The contractors have combined assets of $155 and nonrecourse debt of $16 as of December 31, 2004.

Basis of presentation

These consolidated financial statements represent the financial activity of Raybor, a publicly reporting company not currently listed on a stock exchange. The consolidated financial statements for the years ended December 31, 2004 and 2003 have been prepared in accordance with generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All inter-company transactions have been eliminated. On October 29, 2003, the Company’s Board of Directors changed the Company’s fiscal year end from February 28 to December 31.

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

RAYBOR MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

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

Cash and cash equivalents

For purposes of the statements of cash flows, cash equivalents include amounts invested in a money market account with a financial institution. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates market value.

RAYBOR MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

1.    Summary of Significant Accounting Policies (continued)

Property and equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Expenditures for major additions and improvements are capitalized, and minor maintenance, repairs and replacements are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is included in the results of operations for the respective period. Depreciation and amortization are provided using the straight-line method over the estimated useful lives of the respective assets which range from 3 to 39 years. Various accelerated methods are used for tax purposes.

Acquisition costs—customer mail list

Customer mail list represents the deferred cost of mail list purchases. The customer list is being amortized based on an accelerated method over the approximate life of the mail list purchases, which has been assumed to be 24 months, based on historical experience. This method amortizes cost at the rate of 78% in the first year, and 22% in the second year.

Accounts receivable

Accounts receivable are typically unsecured. The magazine division has customers who choose to pay for their subscriptions in two installments, the second installment due 30 days after the first. The medical division’s accounts receivable represent amounts due from private insurance, Medicare and private pay patients. The financing division makes secured accounts receivable loans to clients and receives customer account receivable payments which are offset against the loans made and fees charged for those loans.

The medical services division’s collection of receivables from third-party payors and patients is a significant source of cash and is critical to its operating performance. Significant changes in business operations, payor mix, economic conditions or trends in federal and state governmental health coverage could affect the Company’s collection of accounts receivable, cash flow and results of operations.

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts which is based upon historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change.

Loans Receivable and Allowance for Loan Losses

Loans are stated at principal amount outstanding, net of the allowance for loan losses. Interest on loans is primarily calculated by using the simple interest method on daily balances of the principal amount outstanding. There are loss reserves of $110 for the period ending December 31, 2004.

RAYBOR MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

1.    Summary of Significant Accounting Policies (continued)

Deferred revenue

The Company recognizes revenues as earned when the subscription remittance is made to the magazine publisher for amounts received for subscriptions. Amounts received in advance of the corresponding remittance to the magazine publisher are recorded as a liability under “Deferred revenue.”

Income taxes

The Company accounts for its income taxes using the Financial Accounting Standards Board Statements of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the establishment of a deferred tax asset or liability for the recognition of future deductible or taxable amounts and operating loss and tax credit carry-forwards. Deferred tax expense or benefit is recognized as a result of timing differences between the recognition of assets and liabilities for book and tax purposes during the year.

Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Deferred tax assets are recognized for deductible temporary differences and operating loss, and tax credit carry forward. A valuation allowance is established to reduce that deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized.

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

Revenue recognition-medical services

Revenue from medical services is reported on an accrual basis at established rates, net of contractual allowances, in the period in which services are provided. A significant portion of revenue is from federal and state reimbursement programs.

Cost of sales consists of direct medical technicians costs, medical services and medical supplies associated with pain relief services and physician fees for evaluation and interpretation of the treatments.

Direct response advertising

The Company capitalizes and amortizes the production costs of direct-response advertising over its expected period of future benefits.

RAYBOR MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

1.    Summary of Significant Accounting Policies (continued)

Direct-response advertising consists primarily of direct mail solicitations that include order coupons for the Company’s magazines. The capitalized costs of the advertising are amortized over the 4-month period following the mailing date based on historical direct mail response patterns.

Medical services advertising

Advertising costs related to the medical services division amounted to $471 in 2004 and $83 in 2003.

Earnings per Share

The Company follows SFAS No. 128, "Earnings per Share," which establishes standards for computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock or potential common stock.

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

The Company had no dilutive securities in 2004 and 2003.

Segments of an Enterprise and Related Information

The Company follows SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments on the basis that is used internally for evaluating segment performance and deciding how to allocate resources to segments. The Company separately evaluates its activities in each of 3 segments: Magazine subscription sales and fulfillment, medical services and business financing activities.

Adoption of SFAS-133, “Accounting for Derivative Instruments and Hedging Activities”

The Company has adopted Financial Accounting Standards Board Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”, which requires that all derivative instruments be recorded on the balance sheet at fair value. The Company is currently not engaged in hedging activities, nor does it have any derivative instruments, thus there is no impact on the current period's financial statements

RAYBOR MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

1.  Summary of Significant Accounting Policies (continued)

Comprehensive income (loss)

Comprehensive income consists of net income and other gains and losses affecting shareholder’s equity that under generally accepted accounting principles are excluded from net income in accordance with Statement on Financial Accounting Standards No. 130, “Reporting Comprehensive Income.” The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS No. 130 and therefore, for the years ended December 31, 2004 and 2003, comprehensive income (loss) is equivalent to the Company’s reported net income (loss).

Business risks and uncertainties

The Company operates in the field of magazine subscription sales. The Company’s success is dependent upon having access to clearinghouses and magazine publishers for the remittance of its subscription sales.

The Company’s medical division provides a majority of its medical services to patients receiving Medicare. A change in Medicare billing procedures would have a profound affect on the medical division’s ability to provide medical services.

Recent accounting pronouncements

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46") "Consolidation of Variable Interest Entities.” Until this interpretation, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 requires a variable interest entity, as defined, to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns. Three variable interest entities have been consolidated by the Company into its healthcare division.

In April 2003, the FASB issued SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", which amends SFAS 133 for certain decisions made by the FASB Derivatives Implementation Group. In particular, SFAS 149: (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying instrument to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. This Statement is effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. In addition, most provisions of SFAS 149 are to be applied prospectively. The adoption of this statement did not have an impact on the Company’s results of operations or financial position.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity" ("SFAS 150"). SFAS 150 changes the accounting for certain financial instruments that under previous guidance issuers could account for as equity. It requires that those instruments be classified as liabilities in balance sheets. The guidance in SFAS 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective on July 1, 2003. Management does not expect the adoption of SFAS 150 to have a material impact on the Company’s financial position, cash flows or results of operations.

RAYBOR MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

1. Summary of Significant Accounting Policies (continued)

Recent accounting pronouncements (continued)

In December 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Shared-Based Payment.” Statement 123(R) addresses the accounting for share-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. Statement 123(R) requires an entity to recognize the grant-date fair-value of stock options and other equity-based compensation issued to employees in the income statement. The revised Statement generally requires that an entity account for those transactions using the fair-value-based method, and eliminates the intrinsic value method of accounting in APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which was permitted under Statement 123, as originally issued. The revised Statement requires entities to disclose information about the nature of the share-based payment transactions and the effects of those transactions on the financial statements. Statement 123(R) is effective for public companies that do not file as small business issuers as of the beginning of the first interim or annual reporting period that begins after June 15, 2005 (i.e., fourth quarter 2005 for the Company). All public companies must use either the modified prospective or the modified retrospective transition method. Early adoption of this Statement for interim or annual periods for which financial statements or interim reports have not been issued is encouraged. The Company has not yet evaluated the impact of adoption of this pronouncement which must be adopted in the fourth quarter of our fiscal year 2005.

In November 2004, the FASB issued Statement No. 151, “Inventory Costs”, to amend the guidance in Chapter 4, “Inventory Pricing”, of FASB Accounting Research Bulletin No. 43, “Restatement and Revision of Accounting Research Bulletins.” Statement No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The Statement requires that those items be recognized as current-period charges. Additionally, Statement 151 requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. Statement No. 151 is effective for fiscal years beginning after June 15, 2005. Management does not expect the adoption of FASB Statement No. 151 to have a material impact on the Company’s results of operations or financial position.

As part of its short-term international convergence project with the IASB, on December 16, 2004, the FASB issued Statement 153 to address the accounting for non-monetary exchanges of productive assets. Statement 153 amends APB No. 29, “Accounting for Non-monetary Exchanges”, which established a narrow exception for non-monetary exchanges of similar productive assets from fair value measurement. This Statement eliminates that exception and replaces it with an exception for exchanges that do not have commercial substance. Under Statement 153 non-monetary exchanges are required to be accounted for at fair value, recognizing any gains or losses, if their fair value is determinable within reasonable limits and the transaction has commercial substance. The Statement specifies that a non-monetary exchange has commercial substance if future cash flows of the entity are expected to change significantly as a result of the exchange. An entity should apply the provisions of Statement 153 prospectively for non-monetary asset exchange transactions in fiscal periods beginning after June 15, 2005. The Company will adopt this Statement in fiscal 2005 and adoption is not expected to have a material impact on our financial position or results of operations.

RAYBOR MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

2.    Direct-Response Advertising

During 2004 and 2003, the Company capitalized direct-response advertising costs of $4,411 and $12,504, respectively. The unamortized portion of direct response advertising is reflected in “unamortized mail processing costs” in the accompanying balance sheets.

Amortized direct-response advertising expense was $4,476 and $12,799 in 2004 and 2003, respectively, for amounts related to capitalized direct-response advertising costs.

Capitalized direct response advertising costs, net of amortization, were $405 and $486 at December 31, 2004 and 2003 respectively, and are included in prepaid mail costs.

3.    Customer Mail List

During 2004 and 2003, the Company capitalized mail list purchases of $1,497 and $430, respectively. The unamortized portion of mail list purchases is reflected in “unamortized mail list costs” in the accompanying balance sheets.

Amortized mail list expense was $1,178 and $1,738 in 2004 and 2003, respectively for amounts related to certain capitalized direct-response advertising costs.

Capitalized mail list costs, net of amortization, were $950 and $633 at December 31, 2004 and 2003 respectively, and are included in prepaid mail costs.

RAYBOR MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

4. Accounts Receivable

Accounts receivable consist of the following:

	2004	2003
Medical services patient receivables	$1,577	$378
Less: allowance for doubtful accounts	669	143
	908	235
Financial factored accounts receivable	140	1,367
Less: allowance for doubtful accounts	70	25
	70	1,342
Direct marketing installment sales receivable	307	723
Less: allowance for doubtful accounts	46	109
	261	614
Direct marketing purchased services receivable		297
Total accounts receivable, net of allowance for doubtful accounts	$1,239	$2,488

During 2004, the financial services division wrote down $796 of factored accounts receivable related to a major client which filed for bankruptcy.

Medical services patient receivables

In 2004 and 2003, in the Company’s B2B division, net revenues were derived under federal (Medicare) and state healthcare reimbursement programs. These revenues are based, in part, on cost reimbursement principles and are subject to audit and retroactive adjustment by the respective third-party fiscal intermediaries. In the opinion of management, retroactive adjustments, if any, would not be material to the financial position, results of operations or cash flows of the company. Currently, the Company is undergoing an audit by the fiscal intermediary for Medicare.

Direct marketing installment sales receivable

In 2004 and 2003, in the Company’s direct marketing division, accounts receivable consist of trade sales receivable on an installment basis.

Direct marketing purchased services receivable

In 2003, direct marketing provided magazine sales processing services to a related party, Golden Services at cost.

RAYBOR MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

5.    Notes Receivable

Notes receivable consists of the following at December 31, 2004 and 2003:

	2004	2003
Due from a company and an individual with interest at 12%; payable monthly at $313 with final payment due Sept. 2005; collateralized by various business assets	$17	$19
Due with interest at 10% with payments of $685 per month for 23 months; balance due Feb. 2006	11	-
Due with interest at 10% in May, 2005 collateralized by inventory	159	-
Advance collateralized by factored accounts receivable	49	220
Advance collateralized by factored accounts receivable	31	12
Due with interest at 12% in August, 2003; collateralized by various business assets	150	150
Due on demand from related party with interest at 12%, collateralized by inventory	-	213
Due with interest at 5% in March, 2003; collateralized by various business assets	-	21
Due from an individual with payments of $500 per month through August 2004; uncollateralized	-	4
Due with interest at 12% with principal and interest due on demand; secured by various business assets	25	25
Due from two individuals with interest at 12% payable quarterly, principal balance due June, 2004	-	25
Due from an individual with interest at 12% on demand	4	2
Various one year notes with interest at 15% and principal due at the end of the note term, with due dates ranging from August to December, 2004, guaranteed by major shareholder of the Company	-	958
Due on demand with interest at 12%	-	150
	446	1,799
Less reserve for uncollectible accounts	(110)	-
Total amounts due	336	1,799
Less current amounts due	(332)	(1,033)
Long term amounts due	$4	$766

During 2004, the Company’s financial services division wrote down $474 of notes receivable primarily due to the bankruptcy of a major client.

RAYBOR MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

6.    Property and Equipment

Property and equipment consisted of the following at December 31:

	2004	2003
Land	$392	$187
Buildings and improvements	2,085	1,225
Computer Equipment	210	164
Office Equipment	191	88
Medical Equipment	1,842	1,035
Automobile	3	-
Airplane	249	-
Total	4,972	2,699

Less accumulated depreciation	(850)	(412)
Construction in process	-	34

Net property and equipment	$4,122	$2,321

Depreciation expense for 2004 and 2003 was $435 and $214, respectively. Construction in process consisted of building improvements which were completed in 2004.

Leased equipment consists primarily of DRX 9000 Spinal Decompression Systems. The estimated useful life, for financial reporting purposes, is 5 years. Office equipment consists primarily of telephone and electronic equipment.

7.    Accrued Expenses

Accrued expenses consisted of the following at December 31:

	2004	2003
Insurance	$114	$-
Remittance costs	-	115
Refunds payable	65	65
Interest payable	-	75
Escrow reserve	27	110
Interest	-	27
Payroll taxes	65	8
Loss contingency	50	200
Professional fees	146	80
Other	16	31
	$483	$711

RAYBOR MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

8.    Notes Payable

Notes payable consist of the following at December 31:

	2004	2003
6.9% note payable to bank, through June 2014, collateralized by real estate	$1,357	$-
7.75% note payable to bank, through March 2017, collateralized by real estate	-	421
7.88% note payable to bank, through November 2025, collateralized by real estate	-	535
7.98% note payable to bank, through July 2011, collateralized by equipment, furniture and fixtures	-	83
	1,357	1,039
Less current portion	(34)	(42)
Long-term portion of notes payable	$1,323	$997

Future payments on the notes payable as of December 31, 2004, are summarized as follows:

2005	$34
2006	36
2007	39
2008	42
2009	45
Thereafter	1,161

$1,357

9.  Minority Interest

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

As of December 31, 2004, the Company made capital contributions of $485 to PainCare Medical Centers, LLC. Contributions from the other member of the partnership total $200 as of December 31, 2004. As a result of the additional capital contributions made by the Company, the partnership is considered a variable interest entity and is consolidated in the financial statements of the Company in accordance with FIN-46 as of December 31, 2004.

RAYBOR MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

10.    Stockholders’ Equity
The Company issued shares of common stock callable at $.05 per share during 2004 as follows:

Number of shares	Value	Asset acquired
12,524,620	$626	Land and buildings
24,000,000	$1,200	Cash
36,524,620	$1,826

The callable element in each of the stock transactions noted above means that the Company is granted the right, exercisable at any time, to repurchase all or any portion of the shares at the original purchase price of $.05 per share, plus six percent (6%) per annum simple interest from the date of the purchaser’s original acquisition of the shares from the Company.

The Company repurchased 12,421,524 shares of common stock from related parties during 2004 for $621.

The Company issued 3,000,180 and 4,000,000 shares of common stock for the acquisition of the subsidiaries Back 2 Back’s and Freedom Financial, respectively in 2003.

11.    Income Taxes

Deferred taxes are computed based on the expected tax liability or benefit in future years of the reversal of temporary differences in the recognition of income or deduction of expenses between financial and tax reporting purposes. The principal items resulting in the differences are the timing of bad debt write offs, ACRS/MACRS accelerated depreciation, nondeductible reserves and the IRC Section 481 cash to accrual income adjustment. The net difference between tax expense and taxes currently payable is reflected in the balance sheet as deferred taxes. Deferred tax assets and/or liabilities are classified as current or non-current based on the classification of related asset or liability for financial reporting. Valuation allowances are established when necessary to reduce deferred tax to the amount expected to be realized. Income tax expense is the tax payable or refundable for the period plus or minus the change during the period in deferred tax assets and liabilities.

Through the merger date of June 1, 2003, the Company’s sole shareholder elected S corporation status and accordingly all taxes were reported on the shareholder’s tax return through May 31, 2003. Effective June 1, 2003, the Company became a C corporation and changed its method of reporting to the tax authorities from the cash basis to the accrual basis which results in additional taxes due of $1,444 of which $722 was paid by the Company’s original shareholder. The Company elected to pay its share of the tax liability in two installments, one in 2003 and one in 2004.

RAYBOR MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

11.    Income Taxes (continued)

Components of the provision (benefit) for taxes based on income for the years ended December 31 are as follows:

	2004	2003
Current tax expense
Federal	$406	$626
State	67	121
	473	747

Deferred tax expense
Federal	(160)	(149)
State	(47)	(18)
	(207)	(167)

Provision for income taxes	$266	$580

A reconciliation of the provision for income tax expense with the expected income tax computed by applying the federal statutory income tax rate to income before provision for (benefit from) income taxes for the years ended December 31 is as follows:

	2004	2003
US statutory rate	34%	34%
State income taxes	7%	4%
Other	(1%)	(3%)

Effective rate	40%	35%

RAYBOR MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

11.    Income Taxes (continued)

The components of deferred tax assets and liabilities at December 31, 2004 are as follows:

Deferred income tax assets	2004		2003
Current	Federal	State	Federal	State
Provision for uncollectible accounts	$267	$34	$34	$7
Nondeductible reserves	17	2	64	13
State tax	-	-	63	-
Noncurrent
Net Operating loss carryforwards	-	-	95	10
Total deferred assets	284	36	256	30

Deferred income tax liabilities
Current
Section 481 adjustment	-	-	(299)	(62)
Noncurrent
Depreciation	(273)	(35)	(12)	(3)

Total deferred tax liabilities	(273)	(35)	(311)	(65)

Net deferred tax liabilities before valuation allowance	11	1	(55)	(35)

Valuation allowance	-	-	(95)	(10)

Net deferred tax liabilities	$11	$1	$(150)	$(45)

The IRC Section 481 adjustment which results from the conversion of the tax-reporting basis from cash to accrual basis was $361 at December 31, 2003.

12.  Line of Credit

The Company has a $750 line of credit collateralized by real estate with a bank at ..5% above “prime rate” with a maturity date of June 28, 2005. The outstanding balance of the line of credit as of December 31, 2004 is $398.

At December 31, 2003, the Company borrowed the full amount of its $500 line of credit with a bank. This amount was repaid during 2004.

RAYBOR MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

13.  Segment and Geographical Operations

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

The Company has identified its three primary operating segments as direct mail marketing, medical services and financial services. Segment revenue for the years ended December 31, 2004 and 2003 are as follows:

	2004	2003
Segment Revenues:
Direct mail marketing	$14,923	$22,591
Medical Services	4,117	874
Financial services	301	216

Total Revenues	$19,341	$23,681

Segment Operating Profit:
Direct mail marketing	$7,126	$5,148
Medical Services	(3,322)	(651)
Other (Corporate)	(1,437)	(865)
Financial services	(1,670)	(35)

Total Operating Profit	$697	$3,597

Segment Assets:
Direct mail marketing	$1,845	$2,475
Medical Services	2,733	2,363
Other (Corporate)	3,616	3,487
Financial services	510	231

Total Assets	$8,704	$8,556

RAYBOR MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

13.    Segment and Geographical Operations (continued)

	2004	2003
Segment Liabilities:
Direct mail marketing	$2,188	$3,169
Medical Services	1,133	2,331
Other (Corporate)	2,396	1,123
Financial services	88	705

Total Liabilities	$5,805	$7,328

	2004	2003
Segment Depreciation:
Direct mail marketing	$68	$54
Medical Services	338	157
Other (Corporate)	21	-
Financial services	8	3
Total Depreciation	$435	$214

Geographically, the Company’s sole segment is domestic; it has no export sales or international operations.

14.     Commitments and Contingencies

Legal

The Company is periodically involved in legal actions and claims that arise as a result of events that occur in the normal course of operations. The Company has been named as a defendant in various lawsuits. These claims are in various stages and include demands for monetary damages and remedial actions. In some cases, the dollar amounts of the claims have not been specified. The Company is vigorously defending itself against these lawsuits, based on the advice of the Company’s legal counsel. The Company accrues costs associated with litigation matters, on an undiscounted basis, when they become more likely than remote and are reasonably estimable. As of December 31, 2004, the Company has accrued $50, which represents its current estimate of the probable settlements, including legal costs.

However, if the cases go to trial, the amount of the ultimate loss to the Company, if any, may equal or exceed the amount of accrued costs.

RAYBOR MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

14.    Commitments and Contingencies (continued)

Operating Leases

As of December 31, 2004, the Company leased the following medical offices:

Location	Monthly Rent (in 000’s)	Lease Term
Fresno, California	4	60 months
Sacramento, California	4	60 months
Reno/Sparks, Nevada	4	60 months
Las Vegas, Nevada	3	60 months
Boise, Idaho	3	60 months
Lake Oswego, Oregon	5	60 months
Miami Lakes, Florida	5	60 months
Orlando, Florida	4	60 months
Phoenix, Arizona	5	60 months
West Palm Beach, Florida	4	60 months
Tucson, Arizona	5	60 months
Fort Myers, Florida	4	60 months
Albuquerque, New Mexico	4	60 months
Fort Lauderdale, Florida	2	60 months
Reno, Nevada	5	60 months
Daytona, Florida	2	60 months
Tampa, Florida	2	60 months
Arcadia, California	3	76 months
Fullerton, California	4	90 months

The aggregate future lease commitments under these operating leases are:

Year Ending December 31,

2005	$925
2006	990
2007	1,026
2008	960
2009	580
Thereafter	166

$4,647

For the years ended December 31, 2004 and 2003, rent expense was $525 and $115, respectively.

RAYBOR MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

14.    Commitments and Contingencies (continued)

Capital Leases

The Company leases nine DRX-9000 spinal decompression machines in its medical services subsidiary. Property, Plant and Equipment include gross assets acquired under capital leases of $730 and $660 at December 31, 2004 and 2003, respectively. Related amortization included in accumulated depreciation was $322 and $188 at December 31, 2004 and 2003, respectively. Capital leases are included as Medical Equipment. Amortization of capital leases is included in depreciation expense. Seven leases have a term of 60 months and one lease has a term of 48 months.

As of December 31, 2004, current and long-term lease commitments were:

2005	$167
2006	189
2007	111
2008	37

$504

15.    Concentrations

Concentration of cash

The Company at times maintains cash balances in excess of the federally insured limit of $100 per institution. There were no uninsured balances as of December 31, 2004 and $198 as of 2003.

Company is dependent on few major suppliers

The Company is dependent on third-party clearinghouses for all of its supply of magazines. In 2004 and 2003 products purchased from the Company’s largest clearinghouse accounted for approximately 70% of product purchases. The Company is dependent on the ability of its clearinghouses to provide products on a timely basis and on favorable pricing terms. The loss of certain principal suppliers or a significant reduction in product availability from principal suppliers could have a material adverse effect on the Company. The Company believes that its relationships with its suppliers are satisfactory. However, the Company has periodically experienced inadequate supply from certain magazine clearinghouses.

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

Net patient revenue attributable to Medicare and State Healthcare Programs was approximately 50% of net patient revenue in 2004 and 2003.

RAYBOR MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

16.    Related Party Transactions

SP&H Corporation

SP&H is controlled by Jeff Hoyal and Dennis Simpson. Jeff Hoyal is the president and CEO of Raybor Management Inc., and Dennis Simpson is a majority shareholder of the Company and president of one of the Company’s subsidiaries.

During 2003, the Company made or accrued payments to SP&H Corporation totaling $88 for Company use of a private plane owned by SP&H Corporation.

During 2004, the Company made or accrued payments to SP&H Corporation totaling $92 for Company use of a private plane owned by SP&H Corporation.

In December 2004, the Company purchased a private plane owned by SP&H Corporation for $249.

Simpson & Hoyal G.P.

Simpson & Hoyal G.P. is a general partnership owned by Dennis Simpson and Jeff Hoyal. During 2004, the Company entered into the following transactions with the partnership:

a.)	Made rent payments totaling $16 for properties occupied by the Company and owned by Simpson & Hoyal, G.P.

b.)	Factored accounts receivable in the amount of $30 owed to the partnership from a third party. This amount was paid in full in 2004.

During 2003, the Company entered into the following transactions with the partnership:

a)	Made rent payments totaling $61 for properties occupied by the Company and owned by Simpson & Hoyal, G.P.

b)	Paid $16 for Company use of a private plane owned by the partnership.

c)	Factored accounts receivable in the amount of $30 owed to the partnership from a third party.

Indian Motorcycle of Medford, Inc.

The Company loaned $200 to Indian Motorcycle of Medford, Inc., a corporation controlled by Dennis Simpson and Jeff Hoyal. The note is due in September 2004 and carries an annual interest rate of 12%. As of December 31, 2003, the balance due including accrued interest is $213. This amount was repaid in January 2004.

RAYBOR MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

16.    Related Party Transactions (continued)

Jeffrey D. Hoyal

The following related party transactions were identified with regard to Mr. Hoyal.

a)
The Company remitted certain magazine subscriptions through Western Pacific Publishing (WPP), a corporation owned by a relative of Mr. Hoyal. Total remittances through WPP were $143 in 2004 and $717 in 2003.

b)	The Company remitted certain magazine subscriptions through Mid-West Magazine Services (MWMS), a corporation owned by a relative of Mr. Hoyal. Total remittances through MWMS were $522 in 2003

c)
The Company has a management consulting agreement with Hoyal and Associates, a company owned by Mr. Hoyal, to provide management expertise. The Company paid consulting fees totaling $202 in 2004 and $154 in 2003.

d)	During 2004, the Company received $209 from two organizations owned by relatives of Jeffrey D. Hoyal for processing direct mail subscriptions on their behalf.

Dennis L. Simpson

As of December 31, 2003, the Company has a note payable to Mr. Simpson in the amount of $911 as a result of loans from Mr. Simpson to the Company. The note carries an annual interest rate of 12%. During 2004, the balance due on this loan including interest payable of $17 was exchanged for a loan receivable from Premier Home & Improvement which was due to the Company.

During the year ended December 31, 2003, the Company loaned approximately $983 to Premier Home & Improvement, a corporation owned by Dennis Simpson. The loans were secured by a note with annual interest of 12% and were guaranteed by Dennis Simpson, the Company’s majority shareholder. Premier Home & Improvement defaulted on its note receivable and the Company demanded that Mr. Simpson repay the note. The Company and Mr. Simpson negotiated a settlement of the note that resulted in a reduction in the note by $928 in a swap for a loan due from the Company to Dennis Simpson. The remaining balance of $55 on the loan and interest of $79 was written off as bad debt expense.

On March 31, 2004, the Company sold 24,000 shares of common stock callable at $.05 per share to Dennis L. Simpson for $1,200 in cash.

RAYBOR MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

16.    Related Party Transactions (continued)

Medford, OR and White City, OR Properties

On March 31, 2004, the Company issued 3,821 shares of common stock callable at $.05 per share to Dennis L. Simpson and 3,821 shares of common stock callable at $.05 per share to Jeffrey D. Hoyal for the purchase of an office building in White City, Oregon. The Company also assumed the remaining mortgage on the property of $140. The total purchase price of the property was $523. Mr. Simpson is a majority shareholder of the Company’s common stock, and President of one of the Company’s subsidiaries. Mr. Hoyal is President and Chief Executive Officer of the Company.

On March 31, 2004, the Company issued 2,442 shares of common stock callable at $.05 per share to Dennis
L. Simpson and 2,442 shares of common stock callable at $.05 to Jeffrey D. Hoyal for the purchase of an office building in Medford, Oregon. The Company also assumed the remaining mortgage on the property of $207. The total purchase price of the property was $450.

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

On September 30, 2004, the Company repurchased 2,182 shares of callable common stock from Jeffrey D. Hoyal at a price of $0.05 per share.

On September 30, 2004, the Company repurchased 2,956 shares of callable common stock from Dennis L. Simpson at a price of $0.05 per share.

On October 31, 2004, the Company repurchased 3,203 shares of callable common stock from Dennis L. Simpson at a price of $.05 per share.

Northwest Pain Management

Dr. Thomas Purtzer, shareholder and former member of Back2Back management, is sole owner of Northwest Pain Management. Northwest Pain Management is contracted with Back2Backs to provide management consulting services and patient care services and the financing of one DRX machine. Payments to Northwest Pain Management during 2004 were:

Nature of Transactions	Amount ($)

Contracted Physicians	344
Purchase of Equipment	30
Patient Refunds	1
375

RAYBOR MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

16.    Related Party Transactions (continued)

PainCare Medical Centers LLC

Richard Schork, who owns 50% of PainCare Medical Centers, LLC and its Chief Executive Officer is a relative of Mr. Jeff Hoyal.

Mid-West Magazine Services

The Company remits certain magazine subscriptions through Midwest Magazine Services Company, which is owned by a relative of Mr. Hoyal. A total of $552 in magazine subscription remittances were conducted through Midwest Magazine Services in 2003.

Littlefield Masonry

Littlefield Masonry is owned by Larry Littlefield, who was related to Noel Littlefield, the CFO of the Company. The Company loaned Littlefield Masonry $15 in 2004 at 10% interest payable in monthly installments through February 2006.

Golden Services of America - Ackermann

The Company paid $335 in commissions and $111 for management consulting services, in the area of telemarketing and other magazine subscription sales practices, to Golden Services of America in 2004. The Company paid $154 in commissions to Golden Services of America in 2003. Golden Services of America is owned by Noreen and John Ackerman. Noreen Ackerman is a shareholder in the company and an employee of Raybor as Publisher Relations Director.

17.    Subsequent Events
Lease

The Company entered into a lease agreement for the rental of clinic space in Century City, California for its medical services division in 2005. The monthly rent is $7 and the term of the lease is 19 months. The Company is obligated to pay $60 in 2005 and $69 in 2006.

Equipment

In March 2005, the medical services division acquired two used DRX machines, for use in the Century City, California medical clinic, at a total cost of $55.

RAYBOR MANAGEMENT, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

17.    Subsequent Events (continued)

Financing Arrangement

On January 3, 2005, the Company entered into a Securities Purchase Agreement (the Loan Agreement) with C3 Capital Partners, LP. The maximum amount that may be borrowed under the Loan Agreement is $4,500. Borrowings will bear interest of 12% per annum.

In January 2005, the Company issued an initial 12% Secured Note in the principal amount of $1,500, and a warrant to purchase 1,272,227 shares of the Company’s common stock at an exercise price of $0.0001 per share. The Warrants are exercisable at the discretion of the note holder in whole or in part at any time before the later of the tenth anniversary of the issuance of the warrants or the date on which all principal and interest on the Notes is indefeasibly paid in full. The Loan Agreement states that the initial fair value of the initial Note issued is $1,450 and the fair value of the Warrant is $50. The Company intends to use the proceeds for general corporate purposes, including working capital and equipment purchases, and to finance the opening of new medical clinics.

The Loan Agreement provides for an additional two borrowings aggregating to $3,000 through January 3, 2006 (the Maturity Date). In connection with these additional borrowings, the Company must issue an additional 2,544,454 warrants to purchase shares of the Company’s common stock at a nominal price.

Under the terms of the Loan Agreement, the Company granted to the note holder a security interest in all of the Company’s right, title and interest in all of its property, wherever located, whether such property of right, title, or interest is now owned or existing or subsequently acquired. Additionally, the Company has pledged all the shares of its wholly owned subsidiaries as collateral. The Loan Agreement has various covenants, that the Company must adhere to for it to be not in default. If a covenant is breached and it is deemed to have a material adverse effect on operations, the Company has 15 days to cure the breach. The Company incurred closing fees of $98 related to this Loan Agreement. The Company will also incur legal, accounting, and other fees and expenses in connection with the Loan Agreement.

The Company incurred additional issuance costs in the form of a warrant to purchase 11,321 shares at an exercise price of $.0001 per share. The Company issued the warrant to Broadmark Capital, LLC.