Form 10QSB
period 2005-03-31
RAYBOR MANAGEMENT INC
filed 2005-05-24
CIK 1108732

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

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

58,424,276 shares of Common Stock, par value $0.0001 outstanding at March 31, 2005.

Transitional Small Business Disclosure Format (Check one):    Yes  ☐     No  ☒

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

RAYBOR MANAGEMENT INC.
Consolidated Balance Sheets

March 31, 2005

(000’s omitted)

ASSETS	Mar. 31, 2005	Dec. 31 2004
	(unaudited)	(audited)
Current assets
Cash and cash equivalents	$1,142	$220
Accounts receivable, gross	2,897	2,024
Allowance for doubtful accounts	(739)	(785)
Accrued interest receivable	8	5
Notes receivable, net	310	332
Prepaid mail costs, net of amortization	1,882	1,355
Deferred tax asset	277	320
Other current assets	287	308
Prepaid income taxes	785	785

Total current assets	6,849	4,564

Property and equipment, net	4,129	4,122

Other Assets
Notes receivable - long term	4	4
Other	6	14

Total other assets	10	18

Total assets	$10,988	$8,704

(continued)

 RAYBOR MANAGEMENT INC.
Consolidated Balance Sheets

March 31, 2005

(000’s omitted)

LIABILITIES AND STOCKHOLDERS' EQUITY	Mar. 31, 2005	Dec. 31, 2004
	(unaudited)	(audited)
Current Liabilities
Accounts payable	$1,125	$963
Bank Overdraft	146	-
Accrued liabilities	540	483
Commissions payable	214	132
Income taxes payable	-	-
Current portion of long-term debt	33	34
Current portion of capital leases	172	167
Line of credit	398	398
Deferred loan proceeds	7	7
Notes payable	42	-
Other current liabilities	(6)	-
Deferred revenue	1,985	1,633

Total current liabilities	4,656	3,817

Long term liabilities
Capital lease obligations	293	337
Long-term debt, net of current maturities	2,395	1,323
Other accrued liabilities	308	308

Total long term liabilities	2,996	1,968

Total liabilities	$7,652	$5,785

Minority interest
Minority interest	30	20

Stockholders' equity

Common stock - $.0001 par value, 100,000,000 shares
authorized; 58,424,276 and 58,419,276 shares issued and outstanding as of 3-31-05 and 12-31-04, respectively.	6	6
Additional paid in capital	1,724	1,274
Retained earnings	1,576	1,619

Total stockholders' equity	3,306	2,899

Total liabilities and stockholders' equity	$10,988	$8,704

See accompanying notes to financial statements.

RAYBOR MANAGEMENT INC.
STATEMENTS OF OPERATIONS
For the Three Months Ended March 31, 2005 and 2004

(000’s omitted, except per share amounts)

(unaudited)
	Three months ended
	Mar. 31, 2005	Mar. 31,2004

Total revenues	$5,724	$4,116

Cost of sales:
Direct mail costs	1,682	1,287
Patient services	840	342
Other	5	24
Total cost of sales	2,527	1,653

Gross profit	3,197	2,463

Operating expenses:
General and administrative	-	-
General and administrative	-	-
Selling, general & administrative expenses	3,070	1,533

Total operating expenses	3,070	1,533

Income from operations	127	930

Interest income/(expense)	(118)	(57)

Income before minority interest & income taxes	9	873
Provision for income tax	(43)	(435)
Minority interest	(10)	-

Net income	$(44)	$438

Earnings (loss) per share
Basic - continuing operations	$0.00	$0.01
Diluted - continuing operations	$0.00	$0.01

Weighted average number of shares

Basic	58,419	34,608
Diluted	59,708	34,608

See accompanying notes to financial statements

RAYBOR MANAGEMENT INC.
STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2005 and 2004

(unaudited)

 (000’s omitted)

	Three months ended
	March 31, 2005	March 31, 2004

Net Cash Provided By (used for) Operating Activities	$(389)	$115

Cash Flows From Investing Activities:
	(154)	(182)
Payments/(advances) on notes receivable	18	489
Investment in joint venture	-	(100)
Net cash provided by (used in) investing activities	(136)	207

Cash Flows From Financing Activities:
Repayment of borrowings	(9)	(948)
Proceeds from borrowings	1,500	-
Repayment of capital lease obligations	(44)	1,200
Net cash provided by (used in) financing activities	1,447	252

Increase in cash and cash equivalents	922	574

Cash and cash equivalents, beginning of period	220	540

Cash and cash equivalents, end of period	$1,142	$1,114

See accompanying notes to financial statements.

(continued)

RAYBOR MANAGEMENT INC.
STATEMENTS OF CASH FLOWS
For the three months ended March 31, 2005 and 2004

(unaudited)

 (000’s omitted)

Supplemental Schedule of Non-Cash Activities

	Three months ended
	March 31, 2005	March 31, 2004
Supplemental Schedule of Non-Cash Investing and Financing Activities:

Value of warrants issued	$449	-

 See accompanying notes to financial statements.

1.	Summary of Significant Accounting Policies

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

The acquisition of ICM, ACPA, B2B, and Freedom was conducted as a rollup with ICM and ACPA as the acquiring entities in accordance with SEC Staff Accounting Bulletin No. 97, “Accounting and Disclosure for Rollups of Businesses.” Effective with the acquisition, ICM and ACPA have fully consolidated their financial activity with B2B and Freedom.

During 2004, the Company entered into a joint venture partnership to form Paincare Medical Services, LLC which is a variable interest entity associated with the Company’s medical services division and the Company is the primary beneficiary. In accordance with FIN 46, the partnership has been consolidated in the Company’s financial statements. The partnership has assets of $244 and $198 and nonrecourse debt of $266 and $11 as of March 31, 2004 and December 31, 2004, respectively.

During 2004, two variable interest entities contracted to receive management services from the Company’s medical services division. The contracting entities were consolidated in the Company’s consolidated financial statements in accordance with FIN 46. The contractors have combined assets of $393 and $155 and nonrecourse debt of $76 and $16 as of March 31, 2005 and December 31, 2004, respectively.

Basis of presentation

These unaudited consolidated financial statements represent the financial activity of the combined Company as of March 31, 2005. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, the financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the annual financial statements and footnotes filed thereto included in the Company’s form 10-KSB filing on December 31, 2005.

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

The computations of basic net earnings per share and diluted net earnings per share for 2005 and 2004 are:

	2005	2004

Net earnings from continuing operations	$(44)	$438

Basic weighted average shares	58,419	34,608

Effective of dilutive securities:
Warrants	1,289	0
Dilutive potential common shares	59,708	34,608

Net earnings per share from continuing operations

Basic	$0.0	$0.1
Diluted	$0.0	$0.1

Disclosure about Segments of an Enterprise and Related Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” was issued by the FASB in 1997. This statement requires public enterprises to report financial and descriptive information about reportable operating segments, and establishes standards for related disclosures about products and services, geographic areas, and major customers. The Company has identified its three primary operating segments as 1). Direct mail marketing. 2). Medical services. 3). Financial services. Segment revenue for the three-month periods ended March 31, 2005 and 2004 are as follows:

	Three months ended
	Mar. 31, 2005	Mar. 31, 2004

Segment Revenues:
Direct mail marketing	$4,039	$3,342
Medical services	1,679	637
Financial services	6	137

Total revenues	$5,724	$4,116

Segment Operating Profit / (Loss):
Direct mail marketing	$1,645	$1,584
Medical services	(846)	(404)
Financial services	(44)	15
Other (corporate)	(628)	(265)
-
Total operating profit	$127	$930

The Company has no export sales or international operations.

Comprehensive Income (Loss)

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income” (SFAS 130). This pronouncement established standards for reporting and display of comprehensive income (loss) and its components in a full set of general-purpose financial statements. Comprehensive income consists of net income and unrealized gains (losses) on available-for-sale securities; foreign currency translation adjustments; changes in market values of future contracts that qualify as a hedge; and negative equity adjustments recognized in accordance with SFAS No. 87. The Company, however, does not have any components of comprehensive income (loss) as defined by SFAS 130 and therefore, for the three-month periods ended March 31, 2005 and 2004, comprehensive income is equal to the Company’s reportable income.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of March 31, 2005, the entire cash balance consists of cash on deposit.

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the periods in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company has accrued federal and state income taxes at the effective tax rate of 41% during 2005.

2.	Financing Arrangement

On January 3, 2005, the Company entered into a Securities Purchase Agreement (the Loan Agreement) with C3 Capital Partners, LP (“C3”). The maximum amount that may be borrowed under the Loan Agreement is $4,500. Borrowings will bear interest of 12% per annum.

In January 2005 (the “Closing Date”), the Company issued to C3 an initial 12% Secured Note in the principal amount of $1,500 with a maturity date of 1/1/2010, and a warrant to purchase 1,272,227 shares of the Company’s common stock at an exercise price of $0.0001 per share. The Warrants are exercisable at the discretion of the note holder in whole or in part at any time before the later of the tenth anniversary of the issuance of the warrants or the date on which all principal and interest on the Notes is indefeasibly paid in full. The Company intends to use the proceeds for general corporate purposes, including working capital and equipment purchases, and to finance the opening of new medical clinics.

The Loan Agreement provides for an additional two borrowings aggregating to $3,000 at the option of the Company through January 3, 2006. In connection with these additional borrowings, the Company must issue an additional 2,544,454 warrants to purchase shares of the Company’s common stock at a nominal price. If on the anniversary of the Closing Date the Company has not sold to C3 Notes with aggregate original principal amounts of at least $2,250,000.00, the Company must issue and sell to C3 for a nominal amount an additional Warrant equal to an amount that would entitle C3 upon its exercise and upon the exercise of all previously-issued Warrants to acquire that amount of the Company’s common stock equal to at least 5% of the then outstanding fully diluted common stock of the Company, as of the Closing Date.

Under the terms of the Loan Agreement, the Company also granted to the note holder a security interest in all of the Company’s right, title and interest in all of its property, wherever located, whether such property of right, title, or interest is now owned or existing or subsequently acquired. Additionally, the Company has pledged all the shares of its wholly owned subsidiaries as collateral. The Loan Agreement has various covenants, which the Company must adhere to for it to be not in default. If a covenant is breached and it is deemed to have a material adverse effect on operations, the Company has 15 days to cure the breach. In General, other “Events of Default” may require that they be cured anywhere from 5 business days to 30 calendar days. The Company incurred closing fees of $98 related to this Loan Agreement. The Company incurred legal, accounting, and other fees and expenses in connection with the Loan Agreement.

The Company incurred additional issuance costs in the form of a warrant to purchase 11,321 shares at an exercise price of $.0001 per share. The Company issued the warrant to Broadmark Capital, LLC (“Broadmark”).

Total funds received of $1,500 were allocated $1,001 to the 12% note and $449 to the warrants. The value allocated to the note warrants are being amortized to interest expense over the term of the notes.

3.	Lease Commitments

The Company entered into a lease agreement for the rental of office and clinic space for its medical services division in the first quarter of 2005 at Century City, California. The monthly base rent is $7, the term of the lease is nineteen months and the space is approximately 3,000 square feet.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:
Fiscal Year Ended December 31, 2004 Compared With Fiscal Year Ended December 31, 2003

(in thousands)

For the quarter ended March 31, 2005, the Company generated consolidated revenues of $5.7 million as compared to $4.1 million, representing an increase of 39% in revenues. The increase is attributable to the increase in the number of direct mail subscription offers solicited in first quarter of 2005 as compared to the previous year’s first quarter and an increase in volume of patient services provided by the Company’s medical services division. The Company’s direct mail marketing division solicited 6.4 million offers in the first quarter as compared to 4.9 million offers in previous year’s first quarter, representing an increase of 31%. The Company’s medical division saw a revenue increase of $1 million over the previous year’s first quarter due to the number of fully operational medical clinics which increased from six in the first quarter of 2004 to fourteen as of March 31, 2005.

Cost of sales for the direct mail division increased to $1.7 million for the quarter ended March 31, 2005 as compared to $1.3 million in the previous year’s quarter, representing an increase of 31%. The increase is mainly a result of increasing the number of direct mail subscription offers delivered in the quarter ended March 31, 2005 as compared to the previous year’s first quarter as noted above. The Company’s medical division cost of sales increased to $845 thousand for the period ended March 31, 2005 as compared to $342 thousand in the previous year’s quarter. This represents an increase of 146%, which is attributable to the opening of additional clinics, which increased the number of fully operational clinics to fourteen for the first quarter of 2005 as compared to six for the first quarter of the previous year.

Although the per-unit cost of direct mail offers was $0.26 in the first quarter of 2005 and $0.28 in the first quarter of 2004, the Company mailed approximately 1.5 million additional offers for the period ended March 31, 2005 as compared to the previous year’s quarter, representing an increase of 31%. As a result, the direct mail cost of sales was $1.7 million in the first quarter of 2005 as compared to $1.3 million in the first quarter of the prior year.

Overall operating expenses increased to $3.1 million for the period ended March 31, 2005 versus $1.5 million for the previous year’s first quarter, representing an increase of 100%. This is primarily due to an increase in selling, general and administrative costs and payroll of $1 million associated with the expansion of the Company’s medical division.

The Company generated operating profit of $127 thousand for the period ended March 31, 2005 as compared to operating profit of $930 thousand in the previous year’s quarter, representing a decrease of 86%. The decrease in operating profit is primarily due to the expense related to the expansion of the Company’s medical division. During the period ended March 31, 2005, the Company’s medical services division had a net operating loss of $847 thousand compared to a net operating loss of $404 thousand in the previous year’s quarter. Unallocated operating expense from overhead was $628 thousand for the period ended March 31, 2005 as compared to $265 thousand in the previous year’s quarter resulting in an increase of 137%. The Company added two corporate marketing positions to support its strategic marketing efforts and implemented an employee benefits program, contributing to the expense variance from the first quarter of the prior year to the first quarter of 2005. In addition, legal and broker fees were incurred in the first quarter of 2005 in order to obtain financing of $1.5 million from C3 Capital Partners, L.P.

Liquidity and Capital Resources

On March 31, 2005, the Company had assets of $11.0 million compared to $8.7 million on December 31, 2004. During the first quarter of 2005, the Company raised $1.5 million in debt financing for the purpose of expanding its direct mail marketing business and its medical services division. The resulting increase in cash was offset by investments in the direct mail marketing division’s list database and the expansion of the medical services division. In addition, accounts receivable from the medical services division increased by $800 thousand due to increased volume of services during the first quarter of 2005. Fourteen clinics are currently fully operational as compared to six in the first quarter of 2004.

The Company had total stockholders’ equity of $3.3 million at March 31, 2005 as compared to $2.9 million at December 31, 2004. This increase of $.4 million is primarily due to a non-cash adjustment to record a discount on the loan financing associated with the issuance of warrants.

Accounts payable and bank overdraft increased to a combined total of $1,271 thousand at March 31, 2005 compared to $963 thousand the previous quarter, representing an increase of $308 thousand. This was primarily due to an increase in accounts payable of the Company’s direct mail marketing division, which is attributable to the increase in the number of direct mail solicitations mailed during the first quarter of 2005 as compared to the same quarter in the previous year.

Deferred revenue of the direct mail marketing division increased $352 thousand from the prior year’s first quarter as a result of the increase in direct mail solicitations mailed during the first quarter of 2005 compared to the same quarter in the prior year.

Long term debt increased from $1.3 million at the end of fiscal year 2004 to $2.4 million at March 31, 2005 as a result of increased financing to expand the direct mail marketing division’s and the medical services division’s operations of $1.5 million. This increase was offset by a non-cash adjustment to discount the loan for warrants issued to the lender for $.4 million.

Net cash used by operating activities was $389 thousand in the first quarter of 2005 primarily due to a decrease in operating profit in the medical services division of $442 and an increase in corporate overhead expense of $363 as compared to the first quarter of the prior year.

Net cash provided by (used in) investing activities was ($136) thousand and $480 thousand for the first quarter of 2005 and 2004 respectively. This decrease is primarily due to the insolvency of clients of the financial services division and a resulting decrease in payments received on notes receivable.

Net cash provided by financing activities was $1.5 million and $.3 million for 2005 and 2004, respectively. During the first quarter of 2005 the Company obtained financing of $1.5 million to support the expansion of its direct marketing division and the medical services division.

Item 3. Risk Factors Relating to the Company’s Business:

Direct Mail marketing:

1.	Individual publishers can cease using ICM to solicit subscriptions for their magazines when it is in their interest to do so. Publishers need paid subscribers to validate their worth to advertisers. Sales agents play the role of consumer marketing arms for publishers. When, however, a publisher doesn’t need sales agents for specific publications during a specific time period, the publisher will stop using the agent without any downsizing expense. Such actions on a repeated basis would likely materially and negatively affect cash flow, financial condition and results of operations.

2.	The federal government may place more substantial regulations on direct mail, as it has on telemarketing, which may cause it to be far less profitable to operate direct mail businesses.

3.	Individual state agencies may try to regulate direct marketing within their jurisdictions, creating a far more complex and time-consuming regulatory environment in which to run a business.

4.	Postal costs may rise and individual companies have very little, if any, ability to affect the timing or degree of those cost increases. These cost increases directly affect the operating profits of the company.

5.	Publishers may require more substantial remittance fees, which will have a direct impact on the revenues ICM earns. The level of remittance fees is determined purely on market dynamics, and can fluctuate substantially within a short period of time.

Medical Services:

1.	The Company’s business model may not translate into other markets due to variation in market size and make-up, reimbursement rate and acceptability by insurers, and our ability to successfully market the service in varying locations.

2.	Insurance coverage could be reduced or eliminated by the government or insurers. The Company is dependent on insurance reimbursement from Medicare and private insurance carriers. A reduction or elimination of the reimbursement rate would likely negatively and materially affect the Company’s profitability.

3.	Transitioning from 12 facilities to 20+ may present management problems the current management team cannot foresee or handle. Expanding too quickly may strain the Company’s financial and managerial resources.

4.	Competition may arise from strong, well-funded competitors. There is no guarantee that competitors will not be able to duplicate our treatment methodology and directly compete with the Company in its present and anticipated markets.

5.	Patient litigation may arise from the use of the DRX spinal decompression system. As in many medical procedures, there is an inherent risk of patient litigation, which if successful could negatively affect the profitability of the Company.

Financial Services:

1.	Parties responsible for the payment of invoices that Freedom Financial has purchased are no longer capable of paying certain invoices and Freedom Financial’s clients are not capable of refunding the invoice amount to Freedom Financial. During 2004, $1.5 million of receivable balances were written off as bad debt expense due to uncollectibility. $1.1 million of which was due from a major client, which filed for bankruptcy in September 2004.

2.	The regulatory environment could become much more restrictive regarding factoring or the financial requirements imposed by state and federal authorities, which could negatively affect future revenues and profitability.

3.	Banks could become more liberal in their credit policies and create more competition for us.

4.	Growth could be limited by the lack of available capital from internal operations, the parent company or independent third party sources. Expansion of the Company’s factoring business beyond its present level will require access to additional capital.

Item 4. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of the Company’s management, including the President and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective. There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2005.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

  None

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 6, 2005, in connection with the Loan Agreement, the Company issued to Broadmark a warrant to acquire 11,321 shares of common stock of the Company as compensation for their broker services. The number of shares purchasable under the warrant is subject to certain anti-dilution adjustments. The warrant has an exercise price of $0.0001 per share. The warrant is exercisable at the discretion of Broadmark in whole or in part or any time and expires on January 6, 2008. The issuance of the warrant was exempt from the registration requirements under the Securities Act of 1933 pursuant to Section 4(2) thereof and in reliance upon Rule 506 of Regulation D promulgated by the Securities and Exchange Commission.

Additional unregistered sales of equity securities during the reporting period have been previously reported on Form 8-K.

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

 None

Item 5.  Other Information

Effective January 6, 2005 the Company entered into an employment agreement with the President of ACPA, Tracy Friend, Ms. Friend is also a director of the Company. Pursuant to the agreement, Ms. Friend will receive a minimum fixed monthly salary of $6,000, which the board of directors may raise at any time. In addition, Ms. Friend will receive a quarterly bonus of $10,000 if the Company achieves certain performance goals. Ms. Friend will also receive 50,000 shares of the Company’s common stock at the completion of the calendar year 2005. The initial term of the agreement expires on December 31, 2005, but will be automatically renewed annually if neither the Company nor Ms. Friend gives notice of termination under the terms of the agreement. If Ms. Friend’s employment is terminated by the Company without cause as defined in the agreement, or Ms. Friend resigns for certain enumerated good reasons, she will receive one month’s severance pay.

Effective January 6, 2005 the Company entered into an employment agreement with the President of B2B, Steve Pugsley, Mr. Pugsley is also a director of the Company. Pursuant to the agreement, Mr. Pugsley will receive a minimum fixed monthly salary of $6,000, which the board of directors may raise at any time. In addition, Mr. Pugsley will receive a quarterly bonus of $10,000 if the Company achieves certain performance goals. Mr. Pugsley will also receive 100,000 shares of the Company’s common stock at the completion of the calendar year 2005. The initial term of the agreement expires on December 31, 2005, but will be automatically renewed annually if neither the Company nor Mr. Pugsley gives notice of termination under the terms of the agreement. If Mr. Pugsley’s employment is terminated by the Company without cause as defined in the agreement, or Mr. Pugsley resigns for certain enumerated good reasons, she will receive one month’s severance pay.

On January 3, 2005, in connection with the Loan Agreement, the Company issued to Broadmark a warrant to acquire 11, 321 shares of common stock of the Company as described above in Part II, Item 2.

Item 6.  Exhibits

(a)	Exhibits.

10.1	$1.5 Million 12% Secured Note issued January 6, 2005.

10.2	Warrant to Purchase Shares of Common Stock, issued January 6, 2005, Certificate No. W-1.

10.3	Warrant to Purchase Shares of Common Stock, issued January 6, 2005, Certificate No. W-2.

10.4	Shareholders Agreement dated January 3, 2005, among Raybor Management, Inc., C3 Capital Partners, L.P., Jeffrey Hoyal and Dennis Simpson.

10.5
Securities Purchase Agreement Dated January 3, 2005 among C3 Capital Partners, L.P. as Purchaser and Raybor Management, Inc., IC Marketing, Inc., American Consumer Publishing Association, Inc. and Back 2 Back’s, Inc. as Issuers.

10.6
Security Agreement dated January 3, 2005, by and among IC Marketing, Inc., American Consumer Publishing Association, Inc., Raybor management, Inc. and Back 2 Back’s, Inc., and C3 Capital Partners, L.P.

10.7	Jeffrey D. Hoyal Employment Agreement dated January 6, 2005.

10.8	Noel M. Littlefield Employment Agreement dated January 6, 2005.

10.9	Ryan C. Azares Employment Agreement dated January 6, 2005.

10.10	Noreen Ackermann Employment Agreement dated January 6, 2005.

10.11	Steve Pugsley Employment Agreement dated January 6, 2005.

10.12	Tracy Friend Employment Agreement dated January 6, 2005.

31.1	Certification of President and Chief Executive Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of President and Chief Executive Officer and Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RAYBOR MANAGEMENT INC.

Date: May 20, 2005	By:	/s/ Jeffrey D. Hoyal
Jeffrey D. Hoyal
President and Chief Executive Officer

Date: May 20, 2005	By:	/s/ Noel M. Littlefield
Noel M. Littlefield
Chief Financial Officer